Form 10-Q
period 1996-03-31
GNI GROUP INC /DE/
filed 1996-05-14
CIK 355269

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended       MARCH 31, 1996
                                ------------------------

Commission file number     0-10735
                        -------------

                              THE GNI GROUP, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                   76-0232338
- - --------------------------------------------------------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

2525 BATTLEGROUND ROAD, DEER PARK, TEXAS                     77536
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


                                 (713) 930-0350
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



- - --------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if
                         changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes   X          No
                                                           -----           -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                       Yes              No
                                                           -----           -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the registrant's common stock, $.01 par value, as of May 1, 1996 was 6,565,692.

                                     INDEX
                              THE GNI GROUP, INC.

                                                             Page
PART I - FINANCIAL INFORMATION                              Number
- - ------------------------------                              ------
Item 1.          Financial Statements (Unaudited)

                 Consolidated Balance Sheets
                 March 31, 1996 and June 30, 1995              1

                 Consolidated Statements of Operations
                 Three and Nine Months ended March 31,
                 1996 and March 31, 1995                       2

                 Consolidated Statements of Cash Flows
                 Nine Months ended March 31, 1996 and
                 March 31, 1995                                3

                 Notes to Consolidated Financial
                 Statements                                  4-5

Item 2.          Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                  6-11



Part II - OTHER INFORMATION
- - ---------------------------

Item 1.          Legal Proceedings                            12

Item 2.          Changes in Securities                        12

Item 3.          Defaults Upon Senior Securities              12

Item 4.          Submission of Matters to a Vote
                 of Security Holders                          12

Item 5.          Other Information                            12

Item 6.          Exhibits and Reports on Form 8-K             12

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
- - ----------------------------------------------------------------------------------------------------------------
THE GNI GROUP, INC.                                                           March 31,           June 30,
                                                                                1996                1995
ASSETS
- - ----------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and time deposits                                                     $     325,864       $      852,370
Accounts receivable, less allowance of approximately
$444,000 for 3/31/96 and $39,000 for 6/30/95                                   7,448,984            5,601,191
Federal income tax receivable                                                    847,441                --
Inventory                                                                        640,864               86,388
Prepaid expenses and other assets                                              1,302,436              596,146
- - ----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                          10,565,589            7,136,095
- - ----------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT                                                 42,623,641           47,036,702
Less accumulated depreciation                                               (10,617,128)         (11,462,567)
- - ----------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                                             32,006,513           35,574,135
- - ----------------------------------------------------------------------------------------------------------------

Acquisition costs                                                              4,429,490                --
Restricted time deposits                                                       1,477,993            1,350,071
Other assets                                                                   1,161,124            2,018,575
- - ----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $  49,640,709       $   46,078,876
================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ----------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
Accounts payable                                                           $   4,709,036       $    1,865,210
Accrued liabilities                                                            3,191,064            1,479,563
Federal income taxes payable                                                      53,036              553,036
Notes payable                                                                    230,171                --
Current portion of long-term debt                                              2,495,652            2,620,652
- - ----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                     10,678,959            6,518,461
- - ----------------------------------------------------------------------------------------------------------------

Accrued liability                                                                539,837                --
Long-term debt, less current portion                                          17,192,391           13,864,130
Deferred income taxes                                                            237,891            1,278,639
- - ----------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Non-redeemable convertible preferred stock, $.01 par value.
  Authorized 1,000,000 shares; issued 0 shares at 3/31/96
  and 234,375 shares at 6/30/95 ($937,500 involuntary                              --                   2,344
  liquidation preference)
Common stock, $.01 par value.
  Authorized 20,000,000 shares; issued 6,605,876 shares
  at 3/31/96 and 6,130,126 shares at 6/30/95                                      66,059               61,300
Additional paid-in capital                                                    19,251,048           19,225,461
Retained earnings                                                              1,721,530            5,175,547
Less cost of treasury stock (40,184 shares)                                     (47,006)             (47,006)
- - ----------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                    20,991,631           24,417,646
- - ----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  49,640,709       $   46,078,876
================================================================================================================

Notes to Consolidated Financial Statements are an integral part of these statements.

NOTE: The Balance Sheet at March 31, 1996 is unaudited. The Balance Sheet at June 30, 1995 has been derived from the audited financial statements at that date.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
- - ----------------------------------------------------------------------------------------------------------------
THE GNI GROUP, INC.                                 Three Months Ended                Nine Months Ended
                                                         March 31,                        March 31,
                                                  1996             1995             1996             1995
- - ----------------------------------------------------------------------------------------------------------------
REVENUES                                    $    9,943,422   $    8,492,103   $   28,672,455   $   25,019,156

COST AND EXPENSES:
Cost of services                                 7,307,381        5,100,516       18,347,069       15,094,608
Selling, general and administrative              1,872,309          753,886        4,136,962        3,079,046
Depreciation and amortization                    1,114,798        1,020,694        3,576,221        2,875,448
Asset impairment FASB No. 121                    6,708,791            --           6,708,791            --
- - ----------------------------------------------------------------------------------------------------------------
TOTAL COST AND EXPENSES                         17,003,279        6,875,096       32,769,043       21,049,102
- - ----------------------------------------------------------------------------------------------------------------

- - ----------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                        (7,059,857)        1,617,007      (4,096,588)        3,970,054
- - ----------------------------------------------------------------------------------------------------------------

Interest income                                     16,172           18,555           56,532           52,265
Interest expense                                   414,933          255,154        1,151,123          797,456
Other income (expense)                            (13,637)           72,249           48,664           67,073

- - ----------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE TAX                       (7,472,255)        1,452,657      (5,142,515)        3,291,936
- - ----------------------------------------------------------------------------------------------------------------

Income tax (benefit)                           (2,542,400)          538,874      (1,688,500)        1,243,510

- - ----------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                           $  (4,929,855)   $      913,783   $  (3,454,015)   $    2,048,426
================================================================================================================

- - ----------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON SHARE          $        (.75)   $          .14   $        (.53)   $          .31
================================================================================================================

- - ----------------------------------------------------------------------------------------------------------------
SHARES USED TO CALCULATE E.P.S.                  6,565,233        6,641,118        6,510,628        6,637,859
================================================================================================================

Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
- - ----------------------------------------------------------------------------------------------------------------
THE GNI GROUP, INC.                                                               Nine Months Ended
                                                                                       March 31,
                                                                                1996               1995
- - ----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
NET INCOME (LOSS)                                                          $ (3,454,015)       $    2,048,426
Adjustments to reconcile income from
  continuing operations to net cash provided
  by operating activities:
  Depreciation and amortization                                                3,576,221            2,875,448
  Impairment of Assets per FASB No. 121                                        6,708,791                --
  Deferred taxes                                                             (1,040,748)              252,217
  Loss (gain) on sale of asset                                                  (22,469)                4,615
  Change in assets and liabilities, net of effects
    of business acquired:
    Increase in accounts receivable                                          (1,847,793)            (417,593)
    Decrease (increase) in inventory                                           (254,042)              440,217
    Decrease (increase) in prepaid expenses and other                          (706,289)              270,271
    Increase in other assets                                                 (1,158,201)            (395,825)
    Increase (decrease) in accounts payable                                    2,843,825            (266,094)
    Increase (decrease) in accrued liabilities                                 1,166,338            (259,418)
    Increase (decrease) in income taxes payable                                (430,000)              391,293
- - ----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $   5,381,618       $    4,943,557
================================================================================================================

Cash flows from investing activities:
Increase in restricted time deposits                                           (127,922)            (122,378)
Proceeds from sale of asset                                                       26,326               17,991
Payment of cash in connection with business                                    (193,132)            (538,138)
acquisition,  net of cash acquired
Purchases of fixed assets                                                    (5,263,829)          (4,663,875)
- - ----------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                        (5,558,557)          (5,306,400)
================================================================================================================

Cash flows from financing activities:
Cash proceeds from notes payable                                                 933,095              824,000
Net cash from exercise of stock options                                           28,000                --
Net proceeds from revolving line                                               1,350,000            1,000,000
Principal payments of long-term debt and notes payable                       (2,699,662)          (1,662,303)
- - ----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            (388,567)              161,697
- - ----------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (565,506)            (201,146)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 852,370              682,891
- - ----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $     325,864       $      481,745
================================================================================================================

Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------
THE GNI GROUP, INC.                                               March 31, 1996
- - --------------------------------------------------------------------------------

SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation
    The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions are eliminated.

    The Consolidated Balance Sheet as of March 31, 1996 and the related Statements of Operations for the three and nine month periods ended March 31, 1996 and 1995, and Statements of Cash Flows for the nine month period ended March 31, 1996 and 1995 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal, recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and Notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's Annual Financial Statements and Notes.

Statement of Cash Flows
    For purposes of reporting cash flows, cash and time deposits include cash on hand and certificates of deposit.


Earnings Per Share
    The average number of common and dilutive equivalent common shares for 1995 includes the weighted average number of common shares outstanding, shares issuable assuming conversion of the non-redeemable convertible preferred stock and shares issuable pursuant to the assumed exercise of stock options (by application of the treasury stock method). Primary and fully diluted earnings per share are equivalent due to the insignificance of other dilutive securities. Stock options were not included in the loss per share computation for 1996 as their effect was anti-dilutive due to the loss recorded.


Adoption of FASB No. 121
    Effective January 1, 1996, the Company adopted FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FASB No. 121 requires that an impairment loss be recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of the adoption of FASB No. 121, the Company recognized a non-cash pre-tax charge against earnings of $6.7 million.

Income Taxes
    The provision for income taxes related to continuing operations in the consolidated statements of operations is summarized below (unaudited):

                                                                                                        Nine Months Ended
                                                                                                          March 31, 1996
- - --------------------------------------------------------------------------------------------------------------------------
Provision:
Federal-Current                                                                                       $         (717,752)
State-Current                                                                                                 (1,040,748)
Federal/State-Deferred                                                                                            70,000
- - --------------------------------------------------------------------------------------------------------------------------
Total                                                                                                 $       (1,688,500)
- - --------------------------------------------------------------------------------------------------------------------------

    The significant components of deferred income tax expense for the nine months ended March 31, 1996 are as follows:


Deferred tax benefit (exclusive of the effect of the component
  listed below)                                                                                       $       (1,040,748)
Increase in beginning-of-the-year balance of the valuation allowance for
  deferred tax assets                                                                                              --
- - --------------------------------------------------------------------------------------------------------------------------
Total deferred tax benefit                                                                            $       (1,040,748)
- - --------------------------------------------------------------------------------------------------------------------------

    The tax effects of temporary timing differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1996 are presented below:

Deferred tax assets:
  Amounts deductible when paid                                                                        $          752,454
  Accounts receivable, principally due to allowance for doubtful accounts                                        164,070
  Compensated balances, principally due to accrual for financial
    reporting purposes                                                                                            79,101
  Alternative minimum tax credit carryforward                                                                  1,040,805
- - --------------------------------------------------------------------------------------------------------------------------
    Total deferred tax assets                                                                         $        2,036,430
    Less valuation allowance                                                                                     (20,000)
- - --------------------------------------------------------------------------------------------------------------------------
    Net deferred tax assets                                                                           $        2,016,430
- - --------------------------------------------------------------------------------------------------------------------------

Deferred tax liabilities:
  Facility and equipment, principally due to differences in depreciation,
    capitalized interest, and the adoption of FASB No. 121                                            $        2,254,321
  Other                                                                                                            --
- - --------------------------------------------------------------------------------------------------------------------------
    Total deferred tax liabilities                                                                    $        2,254,321
- - --------------------------------------------------------------------------------------------------------------------------
    Net deferred tax liability                                                                        $          237,891
- - --------------------------------------------------------------------------------------------------------------------------

                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS-
FISCAL 1996 THIRD QUARTER COMPARED WITH FISCAL 1995 THIRD QUARTER

    Revenues. Revenues for the third quarter of fiscal 1996 were $9,943,422 as compared to $8,492,103 for the comparable period of fiscal 1995, an increase of $1,451,320, or 17%. This increase in revenues was primarily attributable to an increase in revenues from the Company's chemical manufacturing and processing subsidiary, GNI Chemicals Corporation ("GNIC"), of approximately $720,000, or 20%, as compared to the third quarter of fiscal 1995. The Company's GNIC revenues for the fiscal 1996 period were approximately $4,375,000 as compared to $3,655,000 for the fiscal 1995 period. This increase is the result of an increase in specialty chemical sales offset by a decrease in chemical manufacturing and processing revenues. Specialty chemical sales benefitted from the Company's recent acquisition of E.I. du Pont de Nemours & Company's ("DuPont") refined acetonitrile business, which was completed in the second quarter of fiscal 1996, and therefore did not contribute to GNIC's revenues during the third quarter fiscal 1995. GNIC's manufacturing and processing revenues were moderately lower than the comparable fiscal 1995 period due to capacity allocated to a large customer that was unexpectedly not utilized. In addition, revenues from the Company's treatment and disposal subsidiaries increased by approximately $565,000, or 15%, from the fiscal 1995 third quarter compared to the fiscal 1996 third quarter. Revenues from the fiscal 1996 period as compared with the fiscal 1995 period, benefitted from increased disposal volumes for the Company's deepwells due primarily to the acquisition of the Company's treatment, storage and disposal facility located in Corpus Christi, Texas. Volumes at the Company's Deer Park, Texas deepwells were somewhat negatively impacted by the lack of rainfall during the fiscal 1996 period in the region. The overall higher level of treatment and disposal activity in the third quarter of fiscal 1996 as compared with the comparable period in fiscal 1995 contributed to an increase of approximately $165,000, or 17%, in the Company's transportation revenues.

    Cost of Services. Cost of services increased as a percent of revenues from 60.1% during the third quarter of fiscal 1995 to 73.5% for the third quarter of fiscal 1996. In absolute dollar terms, cost of services increased by approximately $2,207,000 in support of approximately $1,451,000 of additional revenues. This increase is primarily the result of a number of one-time charges and expenses incurred by the Company during the fiscal 1996 third quarter.

    Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses as a percent of revenues were 18.8% and 8.9%, respectively, for the third quarter of fiscal 1996 and fiscal 1995. In absolute dollars, SG&A expenses were approximately $1,118,000 higher in the fiscal 1996 period compared with the fiscal 1995 period. The increased level of SG&A expenses in the fiscal 1996 third quarter as compared with the comparable period in fiscal 1995 is primarily a result of: (i) the effect of an increase resulting from a number of one-time charges and expenses incurred during the fiscal 1996 third quarter, and (ii) the effect of a decrease in the fiscal 1995 third quarter due to the reversal of provisions which were made during the previous quarter of fiscal 1995 for performance-based compensation expenses when the performance targets were not met.

    Depreciation and Amortization Expenses. Depreciation and Amortization (D&A) expenses decreased as a percent of revenues from 12.0% in the third quarter of fiscal 1995 to 11.2% in the third quarter of fiscal 1996. D&A expenses for the third quarter of fiscal 1996 increased by 9.2% in absolute dollar terms compared to the third quarter of fiscal 1995 due primarily to capital improvements to its facilities primarily during fiscal 1996 and two acquisitions made by the Company.

    FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Effective January 1, 1996, the Company adopted FASB No. 121 which requires that an impairment loss be recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of the adoption of FASB No. 121, the Company recognized a non-cash pre-tax charge against earnings of $6.7 million.

    Net Interest Expense. Net interest expense increased in the fiscal 1996 third quarter as compared with the fiscal 1995 third quarter. This increase was primarily attributable to higher principal balances on the Company's indebtedness and a higher rate of interest on that indebted-ness during the fiscal 1996 period. The increased level of indebtedness was associated with
(i) capital improvements made by the Company to its facilities during fiscal 1996, and (ii) acquisitions of the Corpus Christi, Texas treatment, storage and disposal facility, and a specialty chemical product business.

    Net Income (Loss). The Company had a net loss of $4,929,855, or a loss of $.75 per share, for the third quarter of fiscal 1996 compared with net income of $913,783, or $.14 per share, for the third quarter of fiscal 1995. The Company's adoption of FASB No. 121 impacted the net loss figure for the fiscal 1996 third quarter by approximately $4.4 million after-tax or approximately $.68 per share.

FISCAL 1996 NINE MONTHS COMPARED TO FISCAL 1995 NINE MONTHS

    Revenues. Revenues for the first nine months of fiscal 1996 were $28,672,455 as compared to $25,019,156 for the comparable period of fiscal 1995, an increase of $3,653,299, or 15%. This increase in revenues was primarily attributable to an increase in revenues from the Company's GNIC operation of approximately $3,220,000, or 34%, as compared with the first nine months of fiscal 1995. The Company's GNIC revenues for the fiscal 1996 period were approximately $12,730,000 as compared to $9,510,000 for the fiscal 1995 period. This increase was primarily attributable to (i) the Company's acquisition of DuPont's refined acetonitrile business at the midway point of the fiscal 1996 period and therefore did not contribute to GNIC's revenues during the fiscal 1995 period, and (ii) GNIC's manufacturing and processing revenues increasing moderately in the fiscal 1996 period as compared with the fiscal 1995 period. In addition, revenues from the Company's treatment and disposal subsidiaries increased by approximately $245,000, or 2%, from the fiscal 1995 period to the fiscal 1996 period. Revenues from the fiscal 1996 period included some seasonal softness in the month of December not present in the fiscal 1995 period. Also, volumes at the Deer Park, Texas facility were somewhat negatively impacted by the lack of rainfall in the region during the last one-third of the fiscal 1996 period. Transportation revenues increased slightly during the first nine months of fiscal 1996 period as compared with the first nine months of fiscal 1995, an increase of approximately $190,000, or 6%.

    Cost of Services. Cost of services increased as a percent of revenues from 60.3% during the first nine months of fiscal 1995 to 64.0% for the first nine months of fiscal 1996. In absolute dollar terms, cost of services increased by approximately $3,252,000 in support of approximately $3,653,000 of additional revenues. This increase is primarily the result of a number of one-time charges and expenses incurred by the Company during the last one-third of the fiscal 1996 period.

    Selling, General and Administrative Expenses. SG&A expenses as a percent of revenues were 12.3% and 14.4% of revenues, respectively, for the first nine months of fiscal 1995 and fiscal 1996. In absolute dollars, SG&A expenses were approximately $1,058,000 higher in the fiscal 1996 period compared with the fiscal 1995 period. The increased level of SG&A expenses in the first nine months of fiscal 1996 as compared with the first nine months of fiscal 1995 is primarily a result of a number of one-time charges and expenses incurred during the last one-third of the fiscal 1996 period.

    Depreciation and Amortization Expenses. D&A expenses increased as a percent of revenues from 11.5% in the first nine months of fiscal 1995 to 12.5% in the first nine months of fiscal 1996. D&A expenses for the first nine months of fiscal 1996 increased by 24.4% in absolute dollar terms compared to the first nine months of fiscal 1995 due primarily to capital improvements to its facilities primarily during fiscal 1996 and two acquisitions made by the Company.

    FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Effective January 1, 1996, the Company adopted FASB No. 121 which requires that an impairment loss be recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of the adoption of FASB No. 121, the Company recognized a non-cash pre-tax charge against earnings of $6.7 million.

    Net Interest Expense. Net interest expense increased for the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995. This increase was primarily attributable to higher principal balances on the Company's indebtedness and a higher rate of interest on that indebtedness during the fiscal 1996 period. The increased level of indebtedness was associated with (i) capital improvements made by the Company to its facilities during fiscal 1996, and (ii) acquisitions of the Corpus Christi, Texas treatment, storage and disposal facility, and a specialty chemical product business.

    Net Income (Loss). The Company had a net loss of $3,454,015, or a loss of $.53 per share, for the first nine months of fiscal 1996 compared with net income of $2,048,426, or $.31 per share, for the first nine months of fiscal 1995. The Company's adoption of FASB No. 121 impacted the net loss figure for the fiscal 1996 period by approximately $4.4 million after-tax or approximately $.68 per share.

    Inflation did not have a material impact on the Company's revenues or income for either the fiscal 1996 or 1995 periods. Further, it is not expected that inflation will have a material impact during the upcoming quarters for either the Company's revenues or income.

LIQUIDITY AND CAPITAL RESOURCES

    The Company continuously evaluates opportunities for growth and development. Management expects that future revenue growth will be dependent upon a corresponding increase in the fixed assets of and working capital used by the Company. Historically, the Company has financed its growth through funds generated from operations, borrowings under various credit arrangements with a commercial bank, and the private placements of shares of Common Stock and Series A Preferred Stock. As of March 26, 1993, the Company effected the public offering of 1,214,000 shares of common stock at a price of $8.25 per share, resulting in proceeds of approximately $9.5 million before the deduction of offering costs. The proceeds were used to construct certain additions to the Company's GNIC facility, to reduce indebtedness, and for general corporate purposes. Management believes that the Company's existing cash balances, funds generated from operations, and borrowings under available credit arrangements will be sufficient to meet the Company's current capital requirements. In order to finance the future growth and development of the Company, the Company will require, and from time to time evaluates alternative sources of, additional capital.

    Effective as of June 30, 1993, the Company amended and restated its credit agreement ("Credit Agreement") with a commercial bank to provide for the addition of an $8,000,000 advancing equipment line of credit ("Equipment Line"). The Credit Agreement includes a $6,621,520 term loan ("Term Loan") and a $4,000,000 revolving credit line ("Revolver"). The credit facility is collateralized by substantially all of the assets of the Company and its subsidiaries, including the stock of its subsidiaries.

    The Credit Agreement restricts the Company from incurring additional indebtedness, prohibits the Company from making any changes to its capital structure or dividend payments without prior approval of the bank, requires the maintenance of minimum working capital, minimum tangible net worth, and maximum debt-to-tangible net worth and debt coverage ratios, and contains other provisions and restrictive covenants that management believes are customary.

    The Equipment Line has been utilized to fund capital expenditures of the Company. Effective as of October 1, 1994, the Equipment Line bears an interest rate of either 0.25% above the bank's prime rate of interest or 2.25% above LIBOR, at the Company's election. The Equipment Line had a two year advancing period through October 31, 1995. As provided for in the Credit

Agreement, on October 31, 1994 funds advanced over the previous 12 months converted to a four-year term loan. Upon its conversion to a term loan, quarterly principal payments of $250,000 plus interest are required, with a balloon at maturity. At the time of conversion and thereafter, the Company has the option to fix the interest rate. As of March 31, 1996, the unpaid principal balance outstanding on the Equipment Line was $6,500,000.

    The Term Loan represents borrowings which were originally used by the Company to finance the construction of the Company's GNIC facility, which was completed in the first quarter of fiscal 1991. The Term Loan bears interest at a fixed rate of 8.44%, matures December 1, 1998 and requires quarterly principal payments of $173,913. The unpaid principal balance of the Term Loan totalled $1,913,044 at March 31, 1996.

    Effective as of March 3, 1995, the bank and the Company amended the Credit Agreement to provide an additional $2,000,000 in term debt ("Acquisition Line") that was used for the acquisition of Chemical Waste Management, Inc.'s ("CWM") waste treatment, storage and disposal facility located in Corpus Christi, Texas. The Acquisition Line has a five-year maturity and bears an interest rate of either 0.25% above the bank's prime rate of interest or 2.25% above LIBOR, at the Company's election. Quarterly principal payments of $200,000 plus interest are required for the first year, then quarterly payments of $75,000 plus interest are required until maturity. As of March 31, 1996, the unpaid principal balance outstanding on the Acquisition Line was $1,200,000.

    In connection with the acquisition of its Corpus Christi, Texas facility, CWM took back a note in the principal amount of $2,000,000 as part of the consideration ("CWM Note"). The CWM Note has a maturity of five years and bears interest at the rate of 10% per year. The first year of the CWM Note is interest-only; thereafter, quarterly principal payments of $125,000 plus accrued interest are required until maturity. As of March 31, 1996, the unpaid principal balance outstanding on the CWM Note was $1,875,000.

    Effective as of November 3, 1995, the bank and the Company amended the Credit Agreement (i) to extend the maturity date of the Revolver to October 31, 1997 and (ii) to increase the total commitment amount of the Revolver from $4,000,000 to $10,000,000. The Revolver is used by the Company for working capital and other general corporate purposes. The amount drawn under the Revolver may not exceed a borrowing base limitation equal to the sum of (a) 80% of the Company's consolidated accounts receivable plus (b) the lesser of 50% of the Company's finished product inventory, or $500,000; plus (c) the flat amount of $3,250,000 until April 30, 1996 when such amount is reduced to $3,050,000 and then reduced to $0 beginning July 31, 1996 and thereafter. Effective as of October 31, 1994, advances under the Revolver bear interest at either the bank's prime rate of interest or 2.0% above LIBOR, at the Company's election. As of March 31, 1996, the Company has an unpaid principal balance outstanding on the Revolver of $8,200,000.

    For the first nine months of fiscal 1996 and fiscal 1995, net cash provided by operations was approximately $5,382,000 and $4,944,000, respectively. The significant differences in the components that comprise net cash provided by operations were: (i) a net loss during the first nine months of fiscal 1996 compared to net income for the first nine months of fiscal 1995, (ii) the charges associated with the adoption of FASB No. 121 in the fiscal 1996 period,
(iii) a decrease in deferred taxes for the fiscal 1996 period compared with an increase for the fiscal 1995 period, (iv) a larger increase in accounts receivable in the fiscal 1996 period compared with the fiscal 1995 period, (v) an increase in prepaid expenses and other in the fiscal 1996 period compared with a decrease in fiscal 1995, (vi) an increase in accounts payable during the first nine months of fiscal 1996 compared with a decrease in fiscal 1995, and
(vii) an increase in accrued liabilities during the first nine months of fiscal 1996 compared with a decrease in fiscal 1995. Items (i), (ii), (iii), and
(vii) stem from the Company's adoption of FASB No. 121 in that it generated a net loss for the period, reduced deferred taxes, and increased accrued liabilities. The higher level of accounts receivable, Item (iv), in the fiscal 1996 period compared with fiscal 1995 is a result of the higher level of revenues generated during the fiscal 1996 period. The increase in the Company's prepaid expenses and other, Item (v), during the fiscal 1996 period was substantially the result of a receivable associated with an insurance claim in the process of being paid and the remaining balance on the Company's various prepaid insurance coverages which renew each July 1st. And finally, the increase in accounts payable, Item (vi), during the first nine months of fiscal 1996 was associated with the both increased level of capital expenditures made and the increased level of revenues generated by the Company during the fiscal 1996 period as compared with the fiscal 1995 period.

    During the first nine months of fiscal 1996 and fiscal 1995, the Company's capital expenditures were approximately $5,264,000 and $4,664,000, respectively. Capital expenditures for fixed assets during the first nine months of fiscal 1996 were primarily related to general improvements and additions to the Company's GNIC facility and general improvements to its treatment and disposal facilities. Capital expenditures for fixed assets during the fiscal 1995 period primarily consisted of the expansion of the Company's GNIC and treatment and disposal facilities.

    Cash decreased by approximately $527,000, primarily the result of capital expenditures made by the Company during the fiscal 1996 period. Accounts receivable increased by approximately $1,848,000 during the first nine months of fiscal 1996, primarily as a result of higher revenues during the fiscal 1996 period. As a result of the Company's adoption of FASB No. 121, (i) federal income taxes receivable increased by approximately $847,000, (ii) net fixed assets decreased by approximately $3,568,000, (iii) current accrued liabilities increased by approximately $1,712,000, (iv) federal income taxes payable decreased by approximately $500,000, (v) long-term accrued liability increased by approximately $540,000, and (vi) deferred taxes decreased by approximately $1,040,000. Inventory increased by approximately $554,000, primarily the result of inventory associated with the Company's acquisition of DuPont's refined acetonitrile business. Prepaid expenses and other current assets and Notes Payable increased by approximately $706,000 and $230,000, respectively, during the first nine months of fiscal 1996, primarily as a result of the renewal of the Company's various annual insurance coverages during the fiscal 1996 period. Acquisition costs increased by approximately $4,429,000 primarily as a result of the DuPont acquisition. Accounts payable increased by approximately $2,844,000, primarily the result of the increased level of capital expenditures made and the increased level of revenues generated by the Company during the fiscal 1996 period. Long-term debt, less current portion increased by approximately $3,328,000, primarily the result of the Company's acquisition of the refined acetonitrile business from DuPont.

DIVIDEND POLICY

    The Company does not pay any cash dividends on its common stock and does not have any plans to do so in the future. The Company intends to continue a policy of retaining income for use in its business.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

                 None.

Item 2.  Changes in Securities

                 None.

Item 3.  Defaults Upon Senior Securities

                 None.

Item 4.  Submissions of Matters to a Vote of Security Holders

                 None.

Item 5.  Other Information

                 None.

Item 6.  Exhibits and Reports on Form 8-K

        (a) On January 29, 1996, the Company filed Amendment No. 1 to its Current Report on Form 8-K, dated November 28, 1995, containing financial information required under Item 7. (Financial Statements and Exhibits) in respect to the acquisition by the Company of the refined acetonitrile business from E.I. du Pont de Nemours & Company.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE GNI GROUP, INC.




Date:       May 13, 1996                 /s/ Carl V Rush, Jr.
     ----------------------------       -------------------------------------
                                             Carl V Rush, Jr.
                                             President and CEO




Date:       May 13, 1996                 /s/ Donna L. Ratliff
     ----------------------------       -------------------------------------
                                             Donna L. Ratliff
                                             Treasurer
                                             (Principal Accounting Officer)

                               INDEX TO EXHIBITS




 Exhibit                                                          Sequentially
 Number                                                           Numbered Page
 -------                                                          -------------
  2.1       Amendment No. 1 to the Company's Current Report on
            Form 8-K, dated November 28, 1995, containing
            financial information required under Item 7.
            (Financial Statements and Exhibits) in respect to the
            acquisition by the Company of the refined
            acetonitrile business from E.I. du Pont de Nemours &
            Company was filed by the Company on January 29, 1996
            and is hereby incorporated by reference.

  27        Financial Data Schedule
