Form 10-K
period 1996-06-30
GNI GROUP INC /DE/
filed 1996-09-26
CIK 355269

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE FISCAL YEAR ENDED:
                                 JUNE 30, 1996
                            COMMISSION FILE NUMBER:
                                    0-10735

                              THE GNI GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     76-0232338
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

            2525 BATTLEGROUND ROAD
               DEER PARK, TEXAS                                   77536
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 930-0350

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
             -------------------                         ----------------------
                     None                                          None


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, $.01 par value per share
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of voting stock held by non-affiliates of the registrant as of September 20, 1996 was approximately $24,513,473. As of September 20, 1996, there were 6,565,692 shares of common stock, $0.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1996 Annual Report to Stockholders are incorporated by reference into Parts I and II.

     Portions of the definitive Proxy Statement for the registrant's 1996 Annual Meeting of Stockholders to be held on October 29, 1996 are incorporated by reference in Part III of this Form 10-K.

===============================================================================

                                   1996 10-K

                                     PART I

ITEM 1.          BUSINESS.

GENERAL

         The GNI Group, Inc. ("GNI") provides comprehensive waste management services that include the treatment, storage, transportation and disposal of hazardous and non-hazardous liquid and solid industrial waste and by-product streams, together with specialized chemical manufacturing, recovery and processing services, to over 300 companies through four subsidiaries. GNI Chemicals Corporation ("GNIC") manufactures specialty chemicals and serves customers in the contract manufacturing, waste recovery and toll distillation segments of the chemical industry. Disposal Systems, Inc. ("DSI") and Disposal Systems of Corpus Christi, Inc. ("DSCCI") own and operate hazardous and non-hazardous waste treatment, storage and disposal operations. Resource Trans-portation Services, Inc. ("RTS") transports hazardous and non-hazardous waste and chemical products. (GNI, GNIC, DSI, DSCCI and RTS are collectively referred to herein as the "Company.")

         The Company's facilities are situated on an approximately 10.5 acre site in Deer Park, Texas (collectively referred to as the "Deer Park Facility"), and an approximately 14.3 acre site in Corpus Christi, Texas (the "Corpus Facility"). (The Deer Park Facility and the Corpus Facility are collectively referred to herein as the "Facilities.") Hence, the Company's Facilities are strategically located in the Gulf Coast chemical and petrochemical industrial complex, thereby placing the Company's operations in close proximity to large generators of hazardous and non-hazardous waste materials. The Company's customers include many Fortune 100 chemical and petrochemical producers. The Company has various permits and authorizations enabling it to engage in a wide range of hazardous waste treatment, storage and disposal operations at its Facilities, including hazardous waste treatment and storage permits issued by the Texas Natural Resource Conservation Commission (the "TNRCC") pursuant to the federal Resource Conservation and Recovery Act, as amended, the state programs authorized thereby, and the regulations promulgated thereunder (collectively, "RCRA").

         Management believes that the Company's Deer Park Facility is one of only a few commercial facilities in the United States that combines RCRA permitted regulatory status for the treatment, storage, transportation and disposal of hazardous and non-hazardous liquid and solid industrial waste and by-product streams with chemical manufacturing, recovery and processing capabilities, thus enabling the Company to provide comprehensive resource recovery and waste management services to a wide array of customers.

         The Company, at its Deer Park Facility, has conducted hazardous waste management operations for over ten years. On August 27, 1992, the Company received its final Deer Park RCRA Part B Permit from the TNRCC covering its hazardous waste management operations at its Deer Park Facility. Under the Deer Park RCRA Part B Permit, the Company may inject up to 262 million gallons of waste in its deepwells and store up to approximately 2.9 million gallons and 6,472 drums of hazardous waste at its Deer Park Facility. The Company may also accept substantially all types of hazardous wastes identified by the United States Environmental Protection Agency (the "EPA"). The Company conducts its deepwell injection operations for its two deepwells located at the Deer Park Facility under permits issued by the TNRCC pursuant to the federal authority under the Safe Drinking Water Act's underground injection control ("UIC") program, and under an exemption issued by the EPA pursuant to RCRA, which allows the injection of certain hazardous wastes that otherwise may be prohibited from disposal in or on the land, commonly known as "land-banned" wastes.

         Similarly, the Company's Corpus Facility received its combined final Corpus RCRA Part B Permit and UIC Permit from the TNRCC on June 23, 1987, and its exemption issued by the EPA pursuant to RCRA, which allows the injection of "land-banned" wastes. The permits, which were transferred to the Company at the time of the acquisition of the Corpus Facility from Chemical Waste Management, Inc. ("CWM") authorize the disposal by deepwell injection of up to 78 million gallons of wastes per year.

         The Company's processing capabilities, permits and regulatory status enable it to receive waste and/or by-product materials and recover valuable components, and to assist customers in minimizing waste volumes, possibly claiming recycling credits or exemptions or otherwise reducing their waste disposal costs. GNIC currently targets four categories of business: (i) proprietary specialty chemical manufacturing, (ii) custom manufacturing, in which GNIC manufactures chemical products on behalf of third parties, (iii) custom processing, in which chemical products are further purified or processed, and (iv) recycling, in which waste and by-product streams are accepted, stored and recovered pursuant to the Company's various permits and operating authorizations. GNIC's custom manufacturing and processing services are provided primarily to customers requiring third-party manufacturing or processing due to lack of sufficient capacity to satisfy product development needs or lack of certain internal production capabilities. The streams recycled or recovered by GNIC would otherwise generally require disposal as hazardous waste or are non-hazardous streams generated by customers who desire to have the materials handled under the stringent requirements applicable to a RCRA permitted facility.

         Management believes that the Company's regulatory status provides it with a marketing advantage because its disposal, treatment and transportation capabilities, together with its permits and regulatory status, enable it to process, handle and dispose of hazardous wastes and other regulated wastes, by-products and chemicals that many other competitors without such permits are not authorized to dispose of or process. Management further believes that the Company's regulatory status is becoming increasingly significant to liability-sensitive chemical and petrochemical producers, particularly those that generate materials that, while technically not classified as hazardous waste under applicable environmental laws, nonetheless are treated as such. As a result, management believes the Company's regulatory status, combined with its expertise in waste processing, disposal and recycling, with the related efficiencies of on-site waste disposal and strategic site location, provide an excellent base from which to further grow the Company's specialty chemical manufacturing, recovery and processing business.

         The following chart sets forth, for the fiscal periods indicated, the dollar amount of consolidated revenues and the percentage of total consolidated revenues contributed by each product or service provided by the
Company:

                                                            Year ended June 30,
                                  --------------------------------------------------------------
                                          1996                  1995                 1994
                                  --------------------  -------------------  -------------------
                                   Amount   Percentage  Amount   Percentage   Amount  Percentage
                                  -------   ----------  -------  ----------  -------  ----------
                                                          (Dollars in thousands)
GNIC Chemicals                     18,065      45.9%    $13,246      38.5%   $ 5,255      25.4%
Deepwell disposal                  12,750      32.4      12,010      35.0      7,837      37.8
Treatment and other disposal        4,345      11.1       5,112      14.9      4,360      21.1
Transportation                      4,177      10.6       3,991      11.6      3,250      15.7
                                  -------     -----      ------     -----     ------     -----
                                  $39,338     100.0%    $34,359     100.0%    20,702     100.0%
                                  =======     =====      ======     =====     ======     =====

HISTORY

         The Company is a holding company that conducts business through four wholly-owned subsidiaries. Originally named Nuclear Environmental Engineering, Inc., the Company was incorporated as a Texas corporation in 1971 and reincorporated under its present name as a Delaware corporation in October 1987. From 1971 until 1988, the Company manufactured radioactive sources and tracers utilized principally in the petroleum, industrial and medical markets. During 1987 and 1988, in a series of transactions, the Company disposed of its radiation-related operations and commenced its current waste management services at its Deer Park Facility through the purchase of the stock of DSI from United Distribution Systems, Inc. Also in 1988, the Company formed RTS and commenced its hazardous waste transportation operations. In 1989, the Company formed Chemical Resource Processing, Inc. and in 1990 commenced its specialty chemical manufacturing, recovery and processing operations. In 1996, Chemical Resource Processing, Inc. adopted its current name of GNI Chemicals Corporation. In 1995, the Company formed DSCCI to acquire the Corpus Facility from CWM. In each acquisition and disposition, the seller generally retained responsibility for any liability or obligation relating to the transferred operations arising from events that occurred or circumstances that existed prior to the closing of the transaction.

CHEMICAL OPERATIONS

         General

         GNIC manufactures proprietary chemical products and serves customers in the contract manufacturing, waste recovery and toll distillation segments of the chemical industry. GNIC's chemical facility combines a variety of chemical manufacturing and processing technologies to recover valuable organic components from or to process wastes, by-products and chemicals. These technologies include: stainless steel and glass-lined batch reaction, batch and continuous distillation, evaporation, adsorption and absorption. Batch reaction represents chemical synthesis -- the combining of two or more chemical compounds by means of heat and/or pressure. Distillation and evaporation utilize heat to separate liquids from solids and close-boiling liquid components from other liquids. Other technologies, such as adsorption; absorption; and chemical treatment; neutralization and limited extraction, are employed to remove compounds not readily separated by heat. The GNIC facility is designed to achieve fine levels of purity, whether by reaction or separation of various organic components, while being capable of operating under a wide range of temperature and pressure conditions, thus maximizing the Company's flexibility in handling a wide range of wastes, by-products and chemicals.
GNIC primarily services its customers' small to mid-size project needs on a regional and national basis. A substantial number of GNIC's projects are recurring and a majority of GNIC's customers are repeat customers. Substantially all of GNIC's chemical manufacturing, recovery and processing services are performed on a tolling basis, wherein GNIC accepts materials owned by its customers and processes these materials for a tolling charge per unit of incoming or outgoing weight or volume.

         As its initial step into specialty chemical manufacturing, on November 14, 1995, the Company acquired the refined acetonitrile business from E. I. du Pont de Nemours & Company ("DuPont"). Acetonitrile is recovered commercially as a by-product stream from the manufacture of acrylonitrile, and then sold both domestically and internationally to customers as a solvent for the extraction of butadiene and isoprene from crude streams, the production of pharmaceuticals, use in analytical instrumentation and the synthesis of photochemicals. The acquisition of this product line takes advantage of the Company's waste disposal capabilities and is readily integrated into the existing services sold by the Company's sales force.

         The GNIC facility was constructed in multiple phases and was designed to accommodate integration of various technologies. The first phase was completed and began operating in the first quarter of fiscal 1991, with the construction of utilities, basic control systems, material storage, and a
ninety-foot distillation column.   In the third quarter of fiscal 1992, GNIC
added a second, smaller, thirty-foot distillation column to the existing operation. GNIC added a wiped film evaporator to its facility in the first quarter of fiscal 1994. Also during fiscal 1994, GNIC constructed and placed into service its first two batch reactors and made a significant number of other modifications and enhancements to its facility. During fiscal 1995, a third batch reactor as well as other capital improvements were added to the facility. This series of expansions has provided it with reaction capabilities that will enable it to manufacture and process a broad range of high value-added chemicals, both for customers and for its own account.

         Custom Chemical Manufacturing

          As part of its chemical operations, GNIC provides custom chemical manufacturing services to customers by means of organic chemical synthesis for mainly chemical and petrochemical producers. Often, custom manufacturing involves the production of a particular chemical for a third party who then uses that chemical in the production of a more complex end-product. Customers who need custom processing services generally do so because they lack sufficient internal capacity to satisfy product development needs, lack certain internal production capabilities, or desire to avoid capital expenditures.

         Custom Processing

         As part of its chemical operations, GNIC also provides custom chemical processing services primarily to manufacturers of organic chemicals. In contrast to manufacturing, which involves combining raw materials to produce a more complex end-product, custom processing generally involves the purification of feedstock by separating undesirable components from desirable ones to yield an end-product that meets the customer's specifications. Customers who need custom processing services generally do so because they lack sufficient internal capacity to satisfy product development needs, lack certain internal production capabilities, or desire to avoid capital expenditures. Furthermore, custom processing typically produces by-product wastes for disposal, whereas custom chemical manufacturing may or may not produce by-product wastes.

         Recycling

         As part of its chemical operation, GNIC provides recycling of organic components from wastes and by-products. This service assists the Company's customers in accomplishing their objectives of meeting waste minimization goals and requirements, by recovering reusable organic components from residual wastes and by-product streams generated by their operations in a cost-effective manner. The streams recycled by GNIC generally otherwise require disposal as hazardous waste, or are non-hazardous streams generated by customers who desire to have the materials handled under the stringent requirements applicable to a RCRA permitted facility. The Company's processing and permit capabilities and regulatory status allow generators to minimize waste volumes, possibly claim recycling credits or exemptions or otherwise reduce their waste disposal costs. In particular, customers utilizing the recycling services provided by the Company may be able to claim credits for pollution prevention efforts in the EPA reporting requirements covering releases of waste to the environment.

         Specialty Chemical Manufacturing

         The Company's specialty chemical manufacturing business currently involves the production of acetonitrile for its own account. Acetonitrile is a clear, colorless liquid with excellent solvency properties. The product is miscible with water and many organic solvents, but not miscible with many saturated hydrocarbons. Acetonitrile is recovered commercially as a by-product stream from the manufacture of acrylonitrile by the ammoxidation of propylene. In commercial operations, typical acetonitrile availability on a recovered basis is roughly 2.5% of acrylonitrile capacity. GNIC further processes and purifies the acetonitrile contained within this by-product stream to purities generally in excess of 99.9%.

WASTE MANAGEMENT SERVICES

         General

         The waste management market is comprised of a broad spectrum of treatment and disposal technologies. Prominent among them are: deepwell disposal, landfill, incineration, disposal via fuels at cement kilns, biological treatment, and numerous others. The Company, either directly or indirectly, provides or arranges for the provision of virtually all of these services to its customers.

         Deepwell Disposal

         The Company treats and disposes of aqueous wastes generated by its customers and wastewaters resulting from its processing activities by injection into its two deepwells located at its Deer Park Facility (the "Deer Park Deepwells") and its deepwell located at its Corpus Christi Facility (the "Corpus Deepwell"). The Company is authorized by the TNRCC to inject into them a total of approximately 340 million gallons of wastes per year. The first deepwell at the Deer Park Facility commenced operation in 1981. In February 1993, the Company completed construction of its second deepwell at its Deer Park Facility, which has been in full operation since September 1993. The Corpus Deepwell has been in operation since 1969 and has been operated by DSCCI since its acquisition in March 1995.

         The wastes generated by the Company's customers result from various processes, including metal treating, industrial manufacturing, photo developing, electronic manufacturing, chemical manufacturing, washwaters and other industrial operations. In fiscal 1996, the Company disposed of approximately 61.5 million gallons of wastes in its Deer Park Deepwells and approximately 13.9 million gallons of wastes in its Corpus Deepwell. These
75.4 million gallons represent 22.2% of the capacity of which the Company is permitted to dispose. Revenues from the Company's deepwell disposal operations represented approximately 74.6% of the Company's waste management revenues.

         The Company's deepwells accept aqueous waste streams, including spent acids, landfill leachates, rinse water, process water, storm water from contaminated containment areas, and wastewaters with heavy metals content. Aqueous wastes resulting from the Company's chemical operation and other processes also are injected into the Company's deepwells. The Company's permits allow receipt of most categories of liquid wastes with the exception, among others, of polychlorinated biphenyls ("PCBs"), dioxins, radioactive materials and biological wastes. However, operating considerations relating to solids content and compatibility with other streams and the injection formation create further practical limits on wastes accepted by the Company for deepwell injection and require the Company to treat carefully and monitor closely materials injected into its deepwells. Prior to the injection of any wastes, the Company's laboratory conducts extensive tests on the wastes to verify that the materials are compatible with each other and that the resulting injectate is compatible with the injection system.

         The site of the Company's Deer Park Deepwells was selected for its favorable geological characteristics for deepwell injection and the absence of any localized oil and gas production. The underground location at which waste is discharged from the Deer Park Deepwells is over 7,200 feet below the surface in a confined geologic formation, and is approximately three-fourths of a mile below the nearest drinking water aquifer. The geologic formation receiving the wastes is a vast layer of sand located between confining layers of shale and clay.

         Similarly, the site of the Company's Corpus Deepwell is one that has favorable geological characteristics for deepwell injection and the absence of any localized oil and gas production. The underground location at which waste is discharged from the Corpus Deepwell is over 4,500 feet below the surface in a confined geologic formation, and there is no overlying drinking water aquifer. The geologic formation receiving the wastes is a vast layer of sand located between confining layers of shale and clay.

         All three deepwells are constructed of specially designed materials and are equipped with triple-redundant protection systems to enhance their environmental integrity. For each deepwell, a surface casing extends and is cemented from the surface to a point along the well below the lowest level at which potable drinking water is found. A second protective casing extends and is cemented from the surface to the total depth of the well. Within the second casing the injection tubing extends from the surface to the injection interval. Between the injection tubing and the second casing lies an annulus filled with pressurized brine. Continuous monitoring of the annulus allows for the detection and prevention of leaks.

         Both the Deer Park Deepwells' and the Corpus Deepwell's surface facilities consist of injection pumps, associated blending and storage tanks, filters and related transfer pumps, controls and monitoring instruments. Storage and processing facilities are placed within coated concrete containment structures to protect soil, groundwater and surface water from accidental spills. In addition, the Company is required by environmental laws and regulations to conduct constant monitoring of the deepwells' operating parameters, including the flow, pressure, acidity, temperature and specific gravity of the injected wastes.

         In April 1990, the Company received an exemption from the EPA that allows the Company to inject in its Deer Park Deepwells wastes that are otherwise banned from disposal in or on the land pursuant to RCRA. The Company obtained the exemption by demonstrating to the EPA, through extensive examination of well construction and operating parameters, geological data, waste stream characteristics and mathematical modeling, that there will be no migration of hazardous substances from the zone into which the wastes are injected for the lesser of 10,000 years or the period during which they remain hazardous. The Company's Corpus Deepwell is subject to a similar exemption that was obtained while the Corpus Deepwell was owned by CWM.

         The Company's three deepwells give the Company the ability to provide continuous disposal services by alternating maintenance of its deepwells and providing back-up capacity in the event that one deepwell is required to suspend operations due to mechanical or other difficulties.

         Treatment and Other Disposal

         Fuels Blending. The Company blends organic wastes and by-products with significant energy value, but little economically recoverable components, into supplemental fuels. The Company processes both liquid and solid materials received from customers in bulk or drum form in its fuels blending operations. These materials include spent solvents, paint sludges, petrochemical manufacturing wastes, and wastes from oil refining. The Company also blends into fuels the organic wastes resulting from other processing activities at its Facilities that cannot be recovered economically. The Company mixes these materials in specially designed tanks to meet the specifications required by users of supplemental fuels, including their requirements as to energy value and limitations on chlorine, metals and ash content. The supplemental fuels market is extremely competitive and the Company provides this service primarily as an adjunct to its other services.

         The liquid wastes and by-products received from customers are transported to the Company's Facilities in bulk or in drums. The materials received in bulk typically come from large- and medium-sized industrial manufacturing companies while those shipped in drums come from both small quantity generators and larger generators with numerous collection points in their facilities.

         Other Treatment. For wastes and by-products that are not economically recoverable or suitable for fuels blending, the Company uses a variety of treatment processes to reduce or eliminate their toxicity and contaminants or otherwise make them less hazardous or amenable for disposal prior to final disposition. The Company's current treatment processes fall into three broad categories: (i) chemical and physical treatment, (ii) biological treatment and (iii) other disposal.

         Chemical and Physical Treatment. The Company receives many wastes and by-product emulsions consisting of water, oil and various solids. The Company breaks these mixtures into their separate components through heating and the addition of various chemicals. The Company then separates the components, with the oil being blended into fuels and the water being treated biologically by a non-affiliated company or disposed of in the Company's deepwells. The solids are filtered from the water and disposed of in a third party's landfill or incinerator. In addition, the Company treats various reactive and non-reactive wastes, such as cyanides, sulfides and mercaptans, with various chemical treatment technologies. Although chemical and physical treatment account for only a minor part or the Company's revenues, management believes that it is important for the Company to offer these services to customers as part of a comprehensive array of treatment capabilities.

         Biological Treatment. Through a business relationship with a non-affiliated company, the Company arranges for biological treatment services for dilute aqueous organic wastes. The biological treatment capability adds another dimension to the wide range of waste management services provided by the Company.

         Other Disposal. As an adjunct to its other services, the Company treats and arranges for the disposal of certain wastes in incinerators, landfills or other disposal facilities operated by other businesses. The Company neither owns nor operates any landfills or incinerators.

         Transportation

         As an integral part of the Company's services, RTS transports wastes and by-products for its customers. Historically, a substantial portion of the Company's revenues contributed by its transportation services have been attributable to transport of wastes and by-products to and from the Company's Facilities using RTS vehicles. RTS operates a fleet consisting of 21 tractors and 32 trailers. Liquid waste is frequently transported in bulk but may also be transported in drums. Heavier sludges or bulk solids are transported in sealed, roll-off containers or bulk trailers. RTS has a motor vehicle common carrier certificate issued by the Interstate Commerce Commission that allows the Company to transport materials in all 48 states in the continental United States and currently has state authority from 28 states.

WORKING CAPITAL

         The Company's business does not place unusual demands on working capital. Accordingly, the Company does not carry significant amounts of inventory at any given time. Standard credit terms are given in most cases by the Company, and the Company obtains standard credit terms for most of its purchases.

SEGMENT INFORMATION

         The Company considers itself to be engaged in one business segment. The Company markets its services on an integrated basis, with services in one area often supporting or leading to services in other areas.

CYCLICALITY AND SEASONALITY

         The Company's business is cyclical in nature and its operating results may be affected by a number of factors, including the spending decisions of the Company's customers and general economic conditions in the industries served by the Company. Historically, the results of the Company's waste management operations have been closely related to the level of general manufacturing activity and volumes of chemical and petrochemical production, which are highly cyclical. Given the relatively high fixed-cost component of the Company's waste management operations and their substantial contribution to the Company's earnings, relatively minor fluctuations in disposal volumes can create significant variations in the Company's operating results. Additionally, a decline in the chemicals or petrochemicals industries could result in a decrease in the volume of wastes, by-products or chemicals available for recycling, processing and disposal. These factors generally are beyond the Company's control, and there can be no assurance that current conditions influencing the Company's business will continue in the future. In addition, due to a change in any factor affecting its business, the Company's operating results for a particular quarter may not be indicative of its results for any subsequent quarter or year.

MARKETING AND CUSTOMERS

         The Company provides integrated chemical manufacturing, recovery, processing, treatment and disposal services to a diverse group of customers on a repetitive, long-term basis. The Company markets its products and services on an integrated basis and its services in one area often support or lead to services in other areas. The Company markets its products and services through direct customer sales using its executive officers and a 15-person marketing and sales staff.

         The Company's customer base is diverse and includes, among others, chemical and specialty chemical companies, petrochemical companies, industrial companies, and other waste management firms that, in most cases, generate wastes and by-products as part of their ongoing operations and/or require chemical manufacturing, recovery and processing services. In fiscal 1996, the Company handled over 2,000 different waste and by-product streams and provided services for approximately 300 customer facilities. The Company's customers include many Fortune 100 chemical and petrochemical producers. During fiscal 1996, The Procter & Gamble Manufacturing Company accounted for $4,079,221 (10.4%) of the Company's revenues. During fiscal 1995, The Procter & Gamble Manufacturing Company and Elf Atochem North America, Inc. accounted for $5,348,300 (16%) and $3,616,265 (11%), respectively, of the Company's revenues. However, none of these customers used the Company's services pursuant to a comprehensive contract, but rather supplied wastes, by-products or chemicals independently from multiple facility locations, operating subsidiaries or divisions on multiple occasions and utilized several of the Company's various services. Historically, the Company's customers that have accounted for more than 10% of the Company's revenues in a given year have changed from year to year.

         The Company's Facilities are strategically located in the Gulf Coast chemical and petrochemical industrial complex, where a substantial portion of the United States chemical and petrochemical production facilities are located within 300 miles of the Company's Facilities. Chemical and petrochemical companies are major sources of the Company's wastes, by-products and chemicals. Accordingly, the Company historically has derived a significant portion of its revenues from customers whose operations are located in the Gulf Coast region; however, the number of the Company's customers located in other parts of the United States has been increasing in recent years. Management believes that the geographical expansion of the Company's customer base is due in large part to the Company's chemical operation combined with the regulatory status of its Facilities.

BACKLOG

         The Company's accounting and operating practices dictate that the maintenance of a backlog is not appropriate. Accordingly, the Company does not have a recorded backlog as of June 30, 1996.

CONTRACTING ARRANGEMENTS

         The waste management services provided by the Company are typically performed pursuant to non-exclusive agreements on a project by project basis. The charges for the services are determined by such factors as the chemical composition and volume or weight of the wastes, by-products or chemicals involved, the type of transportation, processing or treatment provided and the distance to the Company's Facilities. The Company periodically reviews and adjusts charges for its services. Prior to entering into an agreement with a customer for waste management services, the Company's specially trained personnel review a waste profile sheet prepared by the customer that contains information about the chemical composition of the waste or by-product. Typically, a representative sample of the waste, by-product or chemical is then analyzed in the Company's laboratory for the purpose of enabling the Company to recommend the best method of transportation, treatment or processing or disposal. Upon arrival at the Company's Facilities, and prior to unloading, a representative sample of the delivered waste is tested and analyzed to confirm that it conforms to the customer's waste profile sheet.

         The Company provides its chemical manufacturing and processing services for customers under a variety of arrangements. Substantially all of the Company's contract manufacturing and processing services are performed on a tolling or contract basis. In tolling agreements, the Company accepts wastes, by-products or chemicals owned by its customers and processes these materials for a tolling charge per pound of incoming or outgoing weight or volume. After extensive computer simulations, laboratory tests and simulations, and technical discussions, the Company contracts with its customers to provide finished product meeting their specifications. The Company also accepts, for a disposal fee, wastes and by-products from which it recovers valuable components for resale.

         Starting in January 1997, the Company will integrate acetonitrile production, currently performed by a third party, into the Deer Park Facility. Acetonitrile is currently sold to customers pursuant to annual supply contracts or purchase order arrangements.

SOURCES AND AVAILABILITY OF RAW MATERIALS

         For most of the custom manufacturing and processing activities of GNIC, the customer provides the necessary raw materials, if any. In the Company's proprietary manufacturing operation, most of the necessary raw materials are readily available and purchased on the open market from several different chemical producers. The crude, unrefined acetonitrile raw material stream is provided to the Company by DuPont under a long-term contract.

COMPETITION

         The markets for the Company's services are highly specialized and competitive. The Company competes with many other firms ranging from small local firms to large national firms. Waste management and disposal firms include Chemical Waste Management, Inc., Laidlaw Environmental, Inc., Rollins Environmental Services, Inc., American Ecology, Inc., Malone

Services, Inc., and Safety-Kleen Corp. Chemical processing firms include Howell Hydrocarbons & Chemicals, Inc., KMCO, Inc. and Haltermann Ltd. BP Chemicals Inc. is the only domestic producer of acetonitrile other than the Company. Some of the Company's competitors are more established in the industry and have greater financial, management, marketing and other resources than the Company. Each of the Company's competitors is able to provide one or more of the services offered by the Company. Management believes that the Company's RCRA Part B Permits combined with its GNIC manufacturing and processing capabilities provides it with a significant competitive advantage because only a few of its principal chemical competitors have on-site waste management capabilities and commercial RCRA Part B Permits. The competitive market also is influenced by the extent to which the companies that generate waste seek to minimize, process and dispose of the waste themselves.

         Management believes that the principal competitive factors in its targeted markets include the level of compliance with applicable environmental regulatory requirements, the degree of sophistication and flexibility of the chemical manufacturing and processing services offered (including the number and types of wastes, by-products and chemicals capable of being manufactured, recovered, or processed), the regulatory status and location of the Company's Facilities, and pricing. Management further believes that the Company competes favorably with respect to these factors.

ENVIRONMENTAL REGULATION AND SAFETY MATTERS

         General

         The waste management industry, including the Company, is subject to extensive and evolving federal, state and local laws and regulations, including those relating to waste management, resource recovery, employee health and safety, air emissions, water discharges, environmental affairs, cleanup liability from current and past waste management and disposal practices, and chemical products. Governmental authorities, and in some cases third parties, have the power to enforce compliance with these legal requirements, and violators are subject to significant civil and criminal sanctions, including penalties and injunctions.

         Both the U.S. Congress and the EPA have been considering proposals that could significantly re-write many of the environmental requirements governing the Company's operations and those of its customers. The EPA has issued rules that expand the set of materials considered hazardous wastes, but also has been considering proposals that could substantially redefine the universe of hazardous wastes, the extent to which recycling and reclamation (such as conducted by the Company) would be regulated, and the extent to which treatment of certain wastes would be required prior to disposal. There can be no assurance that the legislative or regulatory process will not have a material adverse effect on the Company.

         The Company's operations result in air emissions and water discharges. Those activities are regulated under the programs established by the Federal Clean Air Act and the Clean Water Act. The Company also generates wastes, and transports, treats, stores or disposes of its own wastes and those of third parties, which may be regulated as hazardous or non-hazardous. These activities are subject to the programs established under RCRA. The Company's deepwell disposal activities are subject to the underground injection control ("UIC") program established under the federal Safe Drinking Water Act. All of these activities involve the handling of substances and materials that may be considered hazardous substances in the event of releases to the environment, and that may present safety and health considerations in the workplace. Releases of hazardous substances and environmental cleanups and liability generally are subject to the provisions of the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA" or "Superfund"), and workplace conditions are subject to the Occupational Safety and Health Act ("OSHA") and Emergency Planning and Community Right-to-Know Act ("EPCRA") programs. An analogous state program generally complements each of these federal programs. The discussion below focuses on these principal areas of environmental and health and safety regulation.

         Hazardous Waste Management

         The Federal Resource Conservation and Recovery Act established a comprehensive regulatory framework for the management of hazardous wastes from the time they are generated, through each stage of transportation, handling, treatment and storage, to their ultimate disposal. The Federal statute provides for states to adopt similar or more stringent programs, so that both Federal and state requirements may apply to particular activities. Under RCRA requirements, which are administered in Texas primarily by the TNRCC, before shipping hazardous wastes to other locations, all regulated generators of hazardous wastes must receive from the EPA a generator identification number, must prepare shipments in accordance with detailed regulations, and must complete a manifest identifying the material being shipped and its destination. The transporter then must deliver the hazardous wastes in accordance with the provisions of the manifest and only to an authorized treatment, storage or disposal facility. Owners and operators of hazardous waste treatment, storage and disposal facilities are required to obtain permits and to comply with comprehensive technical standards concerning operation, closure, post-closure care, and financial assurance as to liability to third parties and the costs of properly closing the facility after it ceases operation.

         To facilitate the processing of permit applications and the issuance of operating permits, RCRA established a phased permitting process for hazardous waste management facilities. Pursuant to this process, hazardous waste treatment, storage and disposal facilities that were in existence when RCRA regulations went into effect, and which met certain other requirements, were deemed by operation of law to have attained "interim status". These facilities and others that subsequently have achieved interim status due to their handling of newly defined hazardous wastes are authorized to operate until the issuance of a final operating permit ("Part B Permit"). Both the Deer Park Facility and the Corpus Facility have received RCRA Part B Permits.

         Federal statutory amendments to RCRA enacted in 1984 substantially expanded the scope of such act's requirements by, among other things, (1) providing for the regulation of additional hazardous wastes, (2) imposing restrictions on the disposal of certain hazardous wastes in or on the land, (3) prescribing more stringent standards for land disposal facilities, and (4) requiring corrective action for environmental conditions at facilities applying for a RCRA operating permit. These statutory restrictions have been implemented for the most part and apply to the Company and its customers.

         Pursuant to RCRA's requirements, each of the Company's four operating subsidiaries has been issued an EPA identification number. The Company's Facilities also currently operate under RCRA Part B Permits; the Deer Park RCRA Part B Permit expires in August, 2002 and the Corpus RCRA Part B Permit expires in June, 1997. The Company is in the process of renewing the Corpus RCRA Part B Permit. Consistent with RCRA's permitting standards, the RCRA Part B Permits require the Company to meet certain financial assurance requirements. As of September 9, 1996, the Company has posted financial assurance for its closure and post-closure obligations in the aggregate amount of approximately $1,332,000 covering its Deer Park Facility. Over the next seven years, the Company will be required to fund an additional approximately $500,000 financial assurance obligation for its Deer Park Facility. CWM currently has in place approximately $1,500,000 to satisfy financial assurance obligations for the Company's Corpus Facility for the next four years. The Company also has obtained pollution legal liability insurance covering its Facilities in the aggregate amount of $8,000,000 per year and $4,000,000 per occurrence, subject to a deductible of $250,000 per occurrence.

         The Company's Deer Park RCRA Part B Permit also requires the Company to proceed diligently with a RCRA Facility Investigation ("RFI") to determine whether and to what extent any releases of hazardous wastes or constituents to the environment have occurred from certain of the Company's units used to manage wastes, and to take appropriate corrective action in the event of any such release. The Company submitted a proposed RFI workplan to the TNRCC for approval. The Company has submitted a revised RFI workplan in response to comments from the TNRCC, but has not received any further response. Although no determinations as to the requirement for any corrective action can be made at this time, capital expenditures for corrective action, if required, could have a material adverse effect on the Company.

         Underground Injection

         The Federal Safe Drinking Water Act aims to protect public water supplies and drinking water and, among other things, establishes a UIC program designed to prevent contamination of groundwaters from injection wells. The UIC program designates five different classes of injection wells, including a class for those wells like the three the Company operates, which inject hazardous waste below any underground sources of drinking water in the vicinity of the well. Pursuant to the UIC program, which is administered in Texas at the state level under Federal authority and analogous state law by the TNRCC, the TNRCC has issued to the Company two permits for the Deer Park Facility and one permit for the Corpus Facility (the "UIC Permits"). The Corpus Facility's permit is a combined RCRA Part B and UIC permit. Subject to their terms, the UIC Permits generally authorize the Company until July 1997 to dispose of aqueous wastes through injection into two deepwells at its Deer Park Facility and into one deepwell at its Corpus Facility. The Company has posted financial assurance for the closure of the two deepwells at its Deer Park Facility in the amount of $320,000, and in the amount of $160,000 for the closure of its one deepwell at its Corpus Facility.

         The land disposal restrictions adopted under the 1984 amendments to RCRA complement the UIC program requirements and effectively prohibit the disposal of hazardous wastes in or on the land, such as by deepwell injection, except in limited circumstances. The RCRA land disposal regulations, however, provide that such disposal may be allowed by the EPA under a variance or exemption from the regulations where it can be demonstrated that there will be no migration of hazardous constituents from the zone into which the wastes may be injected for the lesser of 10,000 years or the period during which they remain hazardous.

         In April 1990, the EPA issued to the Company an exemption which, subject to its terms, generally exempts the disposal of certain hazardous wastes by injection into both of the deepwells at the Company's Deer Park Facility from the RCRA land disposal prohibitions for seventeen years. The Corpus Facility also has obtained a similar exemption. These exemptions are subject to review in 2007 and 2008, respectively.

         The exemptions provide that the Company's injection of hazardous wastes is subject to various conditions, and that non-compliance with the conditions is grounds for termination of the exemptions. One of the conditions in the exemptions relates to the specific gravity of the injected wastestream, and another specifies the types of wastes that may be injected. In June 1995, the EPA granted a reissuance of the Deer Park Facility's exemption that expanded the specific gravity parameters and approved the Company's request for authorization to inject certain newly-designated RCRA waste codes. The Corpus Facility's exemption was similarly reissued shortly before its transfer to the Company. On January 16, 1995, the Deer Park Facility received authorization from the TNRCC to increase its combined annual injection rate for its two deepwells from 78.8 million gallons to 262.8 million gallons. On June 21, 1995, the EPA approved this increase by virtue of their approval of the Deer Park Facility's petition reissuance.

         Air Emissions

         Based on requirements established by the Federal Clean Air Act, the Company's operations are subject to various Federal and state regulatory provisions concerning the emission of pollutants to the ambient air. These requirements include self-implementing regulatory restrictions that apply to new sources of air emissions or sources of certain pollutants designated as hazardous, restrictions against sources that may cause ambient air to exceed certain established national ambient air quality standards, and requirements for certain facilities to obtain and comply with air emissions permits. On July 22, 1993, the Company obtained an air permit ("Air Permit") covering its chemical operations from the TNRCC. The Air Permit encompasses the existing GNIC subsidiary air emissions sources that, until 1993, operated under various TNRCC permit exemptions. Additionally, the Company's Air Permit includes an air emissions construction permit for the planned expansions for its chemical operations.

         The Corpus Facility does not have a stand-alone air emissions permit, but its UIC/RCRA Permit contains emission control requirements.

         The 1990 Amendments to the Federal Clean Air Act contain extensive revisions that provide for increased regulation of air emissions, including pollutants that may be considered toxic within the meaning of that statute, and including a requirement for certain facilities to obtain a Federal air emissions operating permit. The EPA's National Emission Standards for Hazardous Air Pollutants ("NESHAPs"), including a recent NESHAP that regulates emissions of various organic substances from certain chemical manufacturing facilities, also apply to certain activities that may result in the emission of designated hazardous air pollutants. As the Company expands its operations and the nature and amount of materials that it handles, or as the EPA adopts additional rules, the Company may incur additional compliance costs as to these and other requirements, which could have a material adverse effect on the Company.

         Water Discharges

         The Federal Clean Water Act's National Pollutant Discharge Elimination System ("NPDES") program generally requires a permit for the discharge of pollutants into surface waters. Analogous state law requires a similar permit. The Company currently does not operate under a Federal NPDES permit or state wastewater discharge permit because most process wastewaters generated at the Company's facilities are managed as hazardous or non-hazardous wastes and injected in the Company's deepwells. Through a business relationship with a third party, the Company at times also delivers some wastewaters to the third party's wastewater treatment facility for treatment and discharge under its federal NPDES and state wastewater discharge permits. The EPA also adopted regulations concerning discharges of storm water runoff. On February 8, 1993, the Company was granted an EPA General Stormwater NPDES Permit for the Deer Park Facility. The Corpus Facility also has an EPA General Stormwater NPDES Permit.

         Transportation of Hazardous Materials and Waste

         The transportation of hazardous materials and wastes is comprehensively regulated by the EPA under RCRA, by the Federal Department of Transportation under the Hazardous Materials Transportation Act, and by corresponding state laws. These regulatory programs require, among other things, the use of manifests to control the shipment of hazardous wastes, and special labeling, packaging and placarding for various types of hazardous materials. The Company operates under a motor vehicle common carrier certificate issued by the ICC that allows it to transport materials in all 48 states in the continental United States, and currently has state authority from 28 states.

         Superfund

         CERCLA authorizes the Federal government to use Federal funds to clean up facilities at which there has been a release or threatened release of hazardous substances, or to order persons responsible for such circumstances to do so. Superfund also allows governmental entities and private parties that have incurred response costs to recover them from responsible parties. The statute has been interpreted to create strict, joint and several liability for the costs of removal and remediation, other necessary response costs, and damage to natural resources. Liability may be trebled if the responsible party fails to perform a removal or remedial action ordered under Superfund. Liability extends to generators of hazardous substances; owners and operators of facilities, including waste transportation vehicles, from which a release of hazardous substances occurs; persons who owned or operated such facilities at the time the hazardous substances were disposed; persons who arranged for the treatment or disposal of hazardous substances at, or the transportation of hazardous substances to, a facility; and transporters who selected such facilities for treatment or disposal of hazardous substances. Like most other entities involved in the hazardous waste management business, and many industrial entities, the Company generates, manages, transports and disposes at third-party facilities, substances that could be considered hazardous substances under Superfund. Claims under Superfund and analogous state laws may arise against the Company in the future, although the Company is not aware that it is currently considered a potentially responsible party for cleanup costs or damages under Superfund.

         Safety and Health

         The Company's operations are subject to various regulatory requirements that arise from federal OSHA, EPCRA, and analogous state requirements. Among other things, OSHA and EPCRA require that certain employee exposure to various substances in the workplace, and require that certain information on hazardous characteristics of materials be communicated to employees. The Company has implemented a health and safety program that includes employee training, practices and information. The Company currently relies for fire protection services on a combination of resources that include an independent fire water protection system as well as portable fire extinguishers and foam carts, and membership in the Channel Industries Mutual Aid organization, which is a formal cooperative assistance arrangement with other businesses in the area.

         Miscellaneous

         The GNIC facility is an authorized "distilled spirits plant" under applicable regulations due to its processing of certain industrial alcohol-containing substances. The Company has a permit from the federal Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms for such operations.

         Predecessor Activities

         As a result of the Company's prior involvement in the manufacturing of radioactive sources and tracers utilized in the petroleum, industrial and medical markets, the Company has conducted decontamination activities at four sites. The Company has completed decontamination activities at a previously leased site in Baton Rouge, Louisiana, which has been released for general use by the Louisiana Department of Environmental Quality. The Company also has completed decontamination activities at its approximately 3.1 acre site in Port Norris, New Jersey, and is waiting for the United States Nuclear Regulatory Commission to release the site for general use. The Company has completed decontamination activities at its approximately 4.6 acre site in Houston, Texas and will be submitting final surveys to the Texas Department of Health, Bureau of Radiation Control ("BRC") to have the site released for general use. The Company has elected to use a portion of this property as a temporary storage facility and has received permission from the BRC to use this property in this capacity. The Company maintains an approximately 0.5 acre site in Webster, Texas and is working on a plan to decontaminate that site.
The plan will be submitted to the BRC for approval and the Company intends to sell this property at some point in the future.

INSURANCE

         The Company carries a variety of insurance to cover certain potential risks of its operations. The Company's insurance includes, among others, the following: commercial general liability insurance in the aggregate amount of $2 million; products-completed operations insurance in the aggregate amount of $2 million covering various chemical products; property damage insurance in the aggregate amount of $37.7 million, subject to a deductible of $250,000 per occurrence (in the event of a flood or earthquake, subject to a $5 million aggregate limit and a $250,000 deductible); physical loss or damage insurance on certain crude petroleum, natural gas, products of natural gas and their products in the aggregate amount of $2 million, subject to a deductible of $20,000 per occurrence; business interruption insurance covering the Company's plant and equipment with a combined aggregate limit of $13.1 million, subject to a deductible of five days per occurrence for business interruption; commercial umbrella insurance in the amount of $10 million per occurrence and $10 million in the aggregate, subject to a $10,000 self-insured retention where applicable; pollution legal liability insurance in the amount of $4 million for each loss and $8 million in the aggregate, subject to a deductible of $250,000 per loss; contractors' pollution legal liability insurance in the aggregate amount of $1 million for each loss and $1 million for all losses, subject to a deductible of $50,000 per loss; automobile liability insurance covering the Company's fleet of tractors and trailers in the amount of $1 million per occurrence subject to no deductible; and discontinued products liability insurance covering certain products manufactured by the Company while still in the radiation-related products business of $1 million in the aggregate, subject to a deductible of $5,000 per occurrence. Under some of its insurance policies, the Company is insured with respect to covered liabilities on a "claims made" basis rather than an "occurrence" basis. Under claims made coverage, the Company will be covered only if the policy is in place on the date the claim is asserted even if the Company carried such insurance on the date of the event giving rise to the claim. The Company does not carry physical damage insurance on the over-the-road exposure for its fleet of tractors and trailers due to the high cost of such insurance in relation to the value of such assets.

         Although the Company has insurance covering certain of its operations, such insurance is subject to coverage limits and deductibles, which are generally described above. In addition, the market for liability insurance for waste management companies has been constrained in recent years due in large part to the high losses experienced by insurance companies from environmental impairment claims. As a result, the premiums and deductible limits of liability insurance may increase to the point where such insurance is prohibitively expensive, and certain insurance may become unavailable altogether. Such developments could cause the Company to be unable to obtain or maintain certain insurance, which, in turn, could cause the Company not to comply with regulatory requirements imposed on certain of its operations. Further, the Company's failure to maintain certain specified types and amounts of insurance would constitute an event of default under its credit agreement with a commercial bank. In addition, although management believes that the Company has sufficient insurance coverage, an uninsured or underinsured claim, if successful and of sufficient magnitude, could have a material adverse effect on the Company.

EMPLOYEES

         As of July 31, 1996, the Company had 176 employees, of whom 133 are engaged in operations, 15 in marketing and sales, 22 in administration and accounting, and 6 in executive management. None of the Company's employees is subject to a collective bargaining agreement. Management believes that the Company's relationship with its employees is good.

ITEM 2.          PROPERTIES.

         The Company owns approximately 10.5 acres of improved land in Deer Park, Texas and 14.3 acres in Corpus Christi, Texas. The Company conducts permitted treatment, processing and disposal, and manufacturing activities in Deer Park, and treatment and disposal activities in Corpus Christi. In Deer Park, an approximately 6,000 square-foot operations building houses the Company's treatment and disposal operations, an approximately 3,600 square-foot operations building houses the Company's chemical operation, an approximately 30,000 square-foot administrative building houses all of the operating subsidiaries' administrative and sales offices as well as the Company's executive and general offices, and an approximately 10,000 square-foot warehouse building is used for general maintenance for all of the Company's Deer Park operations.

         The Company's Corpus Facility is comprised of an approximately 2,500 square-foot administration building housing DSCCI's administration and accounting offices, and laboratory; an approximately 800 square-foot maintenance building housing DSCCI's operating activities; and an approximately 3,000 square-foot drum storage building.

         The Company also owns approximately 14.8 acres of unimproved land adjacent to the Company's Deer Park Facility. Approximately 0.25 acres of the Company's Deer Park property is leased to DSI Transports, Inc. ("DSIT"), an unrelated company, under a 99 year lease. Additionally, the Company has a preferential right to purchase an approximately 9.5 acre tract adjacent to its Deer Park Facility from DSIT in the event that (1) DSIT offers the parcel for sale, or (2) DSIT receives a bona fide offer to purchase the parcel that it is willing to accept. In either case, DSIT must notify the Company of the terms and conditions of such third-party offer, and the Company has the right to purchase the parcel from DSIT upon such terms and conditions. The Company intends ultimately to use the parcel for the expansion of its Deer Park Facility's operations.

         The Company also owns four tracts of land not currently used in its business: one in Houston, Texas; one in Webster, Texas; one in Port Norris, New Jersey; and one in Baton Rouge, Louisiana.

ITEM 3.          LEGAL PROCEEDINGS.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition or results of operations. During the Company's most recent fiscal year, the Company settled the Maxey Flats and Kelly M. Jones litigations for de minimus amounts.

         ODESSA. The State of Texas v. Raymond W. Randolph, et al. (Cause No. 93-07767), was filed on June 29, 1993 in the 201st Judicial District Court of Travis County, Texas. The State of Texas filed a suit against the Company and other defendants for removal, remedial action, civil penalties and response costs associated with cleaning up two contaminated properties located in Ector and Midland Counties, Texas. The Company has not been served and no answer date is set. The Company has consulted with the State, but no discovery has occurred and no trial date has been scheduled. The Company also has been notified that the TNRCC is engaged in a related administrative action concerning these sites. The Company is engaged in settlement discussions with the State of Texas, and plans to vigorously defend these allegations if a settlement is not reached. Management does not expect that the eventual outcome of this matter will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                 MATTERS.

         The information on page 28 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference in response to this item.

ITEM 6.          SELECTED FINANCIAL DATA.

         The information on page 28 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information on pages 2 - 6 and 14 - 18 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference in response to this item.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information on pages 19 - 28 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         The information on pages 2 - 7 of the Proxy Statement for the Company's 1996 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

ITEM 11.         EXECUTIVE COMPENSATION.

         The information on pages 10 and 11 of the Proxy Statement for the Company's 1996 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

         The information on pages 2 and 3 of the Proxy Statement for the Company's 1996 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information on pages 2 and 3 of the Proxy Statement for the Company's 1996 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K.

         ITEM 14 (a)      (1).    LIST OF FINANCIAL STATEMENTS.

         The following consolidated financial statements of the Company and its subsidiaries are incorporated by reference in Item 8 of this report from pages 19 - 28 from the Company's 1996 Annual Report to Stockholders:

Consolidated Statements of Operations - for the fiscal years ended June 30, 1994, 1995 and 1996.

Consolidated Balance Sheets - for the fiscal years ended June 30, 1995 and
1996.

Consolidated Statements of Cash Flows - for the fiscal years ended June 30, 1994, 1995 and 1996.

Consolidated Statements of Stockholders' Equity - for the fiscal years ended June 30, 1994, 1995 and 1996.

Notes to Consolidated Financial Statements - for the fiscal year ended June 30, 1996.

Independent Auditors' Report - for the fiscal years ended June 30, 1994, 1995 and 1996.

         ITEM 14 (a)      (2).    FINANCIAL STATEMENT SCHEDULES.

         The following consolidated financial statement schedule of the Company and its subsidiaries is set forth as schedules attached to this report.

Schedule VIII. Condensed Financial Information of the Company's Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

ITEM 14  (a)     (3).     LIST OF EXHIBITS.

         The Exhibits filed as a part of this Form 10-K are listed on the
Exhibit Index immediately preceding such Exhibits.

ITEM 14  (b).    REPORTS ON FORM 8-K.

         Not Applicable.

              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                 THE GNI GROUP, INCORPORATED AND SUBSIDIARIES


                                   BALANCE AT        CHARGED TO                     BALANCE AT
                                  BEGINNING OF       COSTS AND                        END OF
                                    PERIOD           EXPENSES     DEDUCTIONS          PERIOD
                                   -------           --------     ----------          ------
Year ended June 30, 1996:

Reserves and allowances deducted
from asset accounts:
  Allowance for uncollectible
  accounts:                        $    38,893       283,113       (180,351)(1)     $ 141,655
                                   -----------       -------      ---------         ---------


Year ended June 30, 1995:

Reserves and allowances deducted
from asset accounts:
  Allowance for uncollectible
  accounts:                        $    39,276         5,000         (5,383)(1)     $  38,893
                                   -----------       -------       --------         ---------


Year ended June 30, 1994:

Reserves and allowances deducted
from asset accounts:
  Allowance for uncollectible
  accounts:                        $    49,862       109,670       (120,256)(1)     $  39,276
                                   -----------       -------       --------         ---------





(1)  Uncollectible accounts written off, net of recoveries.

                                  SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      September 26, 1996                    The GNI Group, Inc.
                                                 Registrant


                                                   /s/ Carl V Rush, Jr.
                                                 ------------------------------
                                                  Carl V Rush, Jr.
                                                  President and CEO
                                                 (Principal Executive Officer)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                        Title                         Date
       ---------                        -----                         ----


 /s/ Carl V Rush, Jr.             Director, President         September 26, 1996
- ---------------------------       and CEO
Carl V Rush, Jr.


 /s/ Titus H. Harris, III         Executive Vice              September 26, 1996
- ---------------------------       President, CFO and
Titus H. Harris, III              Secretary (Principal
                                  Financial Officer)


 /s/ Donna L. Ratliff             Treasurer                   September 26, 1996
- ---------------------------       (Principal Account-
Donna L. Ratliff                   ing Officer)


 /s/ Titus H. Harris, Jr.         Director, Chairman          September 26, 1996
- ----------------------------      of the Board
Titus H. Harris, Jr.


 /s/ N. E. Dudney, M.D.           Director                    September 26, 1996
- ------------------------
N. E. Dudney, M.D.

 /s/ John W. Lyons, Jr.           Director                    September 26, 1996
- --------------------------
John W. Lyons, Jr.

 /s/ F. Oliver Nicklin            Director                    September 26, 1996
- ----------------------------
F. Oliver Nicklin

                                Exhibit Index
                                -------------
Exhibit                                                                   Page
- -------                                                                   ----
Number                           Exhibit                                 Number
- ------                           -------                                 ------

3.1 - Certificate of Incorporation of GNI Acquisition Company, a Delaware corporation, filed August 26, 1987, Certificate of Merger of GNI Incorporated, a Texas corporation, merging GNI Incorporated into GNI Acquisition Company, filed October 28, 1987 (as a result of the merger, the surviving corporation changed its name to The GNI Group, Inc.) and Series A Preferred Stock Certificate of the Designations and the Powers, Preferences and Rights and the Qualifications, Limitations or Restrictions which have not been set forth in the Certificate of Incorporation or any Amendment thereto. This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "3.1".

3.2          - Bylaws of The GNI Group, Inc., as amended.
             This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "3.2".

4.1 - Certificate of Incorporation of GNI Acquisition Company, a Delaware corporation, filed August 26, 1987, Certificate of Merger of GNI Incorporated, a Texas corporation, merging all GNI Incorporated into GNI Acquisition Company, filed October 28, 1987 (as a result of the merger, the surviving corporation changed its name to The GNI Group, Inc.) and Series A Preferred Stock Certificate of the Designations and the Powers, Preferences and Rights and the Qualifications, Limitations or Restrictions which have not been set forth in the Certificate of Incorporation or any Amendment thereto. This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "3.1".

4.2          - Bylaws of The GNI Group, Inc., as amended.
             This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "3.2".

4.3 - Form of specimen certificate evidencing the Common Stock. This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "4.3".

4.4 - Letter dated March 3, 1992 to the Private Placement Investors. This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "4.4".

4.5 - Series A Preferred Stock Purchase Agreement dated April 22, 1988 by and among The GNI Group, Inc., Environmental Venture Fund Limited Partnership and The Productivity Fund. This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form
             S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "4.5".

10.1 - Gulf Nuclear, Inc. 1983 Incentive Stock Option Plan, as amended. This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on
             Form S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "10.1".

10.2 - Form of The GNI Group, Inc. October 27, 1983 Incentive Stock Option Agreement. This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "10.2".

10.3         - The GNI Group, Inc. 1991 Stock Option Plan, as amended.
             This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "10.3".

10.4 - Form of The GNI Group, Inc. 1991 Incentive Stock Option Agreement. This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "10.4".

10.5 - Letter dated March 2, 1991 from The GNI Group, Inc. to Lawrence W. Dickinson. This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "10.5".

10.6 - The GNI Group, Inc. 401(k) Plan. This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "10.6".

10.7 - Deed dated July 17, 1987 executed by DSI Properties, Inc. to Disposal Systems, Inc. This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "10.7".

10.8 - Agreement of Purchase and Sale dated April 28, 1989 by and between GNI/Disposal Systems, Inc. and DSI Transports, Inc. This document is incorporate d by reference to the Company's Registration Statement No. 33-58784 on Form S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "10.8".

10.9 - Asset Purchase Agreement dated May 22, 1984 by and among Nuclear Systems, Inc., Gamma Industries, Inc., Nuclear Systems Export, Inc. and Gulf Gamma, Inc. This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "10.9".

10.10 - Stock Purchase Agreement dated July 17, 1987 by and between United Distribution Systems, Inc. and GNI Incorporated. This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "10.10".

10.11 - Asset Purchase Agreement dated January 8, 1988 by and among Amersham Corporation, The GNI Group, Inc. and Gamma Industries, Inc. This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "10.11".

10.12 - Asset Purchase Agreement dated June 17, 1988 by and among The GNI Group, Inc., Lefco Western Acquisition Company, Lefco Western, Inc. ("LW") and LW's shareholders, Lefco Corporation , George Brock, John LeFevre,
             Phyllis Brock and Jean Adele LeFevre. This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "10.12".

10.13 - Stock Purchase Agreement dated September 30, 1988 by and among The GNI Group, Inc., Gulf Nuclear Group, Inc. ("Purchaser"). The Agreement was also executed by the sole shareholder of the Purchaser, Oxford Interests, Inc. This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "10.13".

10.14 - Asset Purchase Agreement dated August 14, 1989 by and among The GNI Group, Inc., Lefco Western, Inc., Lefco Corporation, George Brock, John LeFevre and Jean LeFevre. This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "10.14".

10.15 - Credit Agreement dated June 30, 1993 by and among The GNI Group, Inc.; Disposal Systems, Inc.; Resource Transportation Services, Inc.; Chemical Resource Processing, Inc., and NationsBank of Texas, N.A. This document is incorporated by reference to the Company's 1993 Annual Report on Form 10-K filed by the Company on September 27, 1993, wherein the Company filed this document as Exhibit "10.17".

10.16 - Construction Note dated March 15, 1990 in the face amount of $6,621,520 executed by The GNI Group, Inc., as Maker, payable to the order of NCNB Texas National Bank (now NationsBank of Texas, N.A.), as Payee. This document is incorporated by reference to the Company's Registration

             Statement No. 33-58784 on Form S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit
             "10.15".

10.17 - Note A dated June 30, 1993 in the face amount of $8,000,000, executed by The GNI Group, Inc. and payable to the order of NationsBank of Texas, N.A. This document is incorporated by reference to the Company's 1993 Annual Report on Form 10-K filed by the Company on September 27, 1993, wherein the Company filed this document as Exhibit "10.17".

10.18 - Note B dated June 30, 1993 in the face amount of $4,000,000, executed by The GNI Group, Inc. and payable to the order of NationsBank of Texas, N.A. This document is incorporated by reference to the Company's 1993 Annual Report on Form 10-K filed by the Company on September 27, 1993, wherein the Company filed this document as Exhibit "10.18".

10.19 - Letter Agreement dated January 12, 1993 by and between The GNI Group, Inc., and MODAR, Inc. This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "10.16".

10.20 - Amendment No. 1 to Credit Agreement dated as of March 15, 1994 by and among The GNI Group, Inc.; Disposal Systems, Inc.; Resource Transportation Services, Inc.; Chemical Resource Processing, Inc., and NationsBank of Texas, N.A. This document is incorporated by reference to the Company's 1994 Annual Report on Form 10-K filed by the Company on September 27, 1994, wherein the Company filed this document as Exhibit "10.20".

10.21 - Second Amendment to Credit Agreement dated as of August 31, 1994 by and among The GNI Group, Inc.; Disposal Systems, Inc.; Resource Transportation Services, Inc.; Chemical Resource Processing, Inc., and NationsBank of Texas, N.A. This document is incorporated by reference to the Company's 1994 Annual Report on Form 10-K filed by the Company on September 27, 1994, wherein the Company filed this document as Exhibit "10.21"

10.22 - Third Amendment to Credit Agreement dated as of December 31, 1994 by and among The GNI Group, Inc.; Disposal Systems, Inc.; Resource Transportation Services, Inc.; Chemical Resource Processing, Inc., and NationsBank of Texas, N.A. This document is incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed by the Company on September 22, 1995, wherein the Company filed this document as Exhibit "10.22"

10.23 - Asset Purchase Agreement dated as of March 1, 1995 by and among Disposal Systems of Corpus Christi, Inc.; The GNI Group, Inc.; Disposal Systems, Inc., and Chemical Waste Management, Inc. This document is incorporated by reference to the Company's Current Report on Form 8-K filed by the Company on March 24, 1995, wherein the Company filed this document as Exhibit "2.1"


10.24 - Fourth Amendment to Credit Agreement dated as of March 3, 1995 by and among The GNI Group, Inc.; Disposal Systems, Inc.; Resource Transportation Services, Inc.; Chemical Resource Processing, Inc.; Disposal Systems of Corpus Christi, Inc., and NationsBank of Texas, N.A. This document is incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed by the Company on September 22, 1995, wherein the Company filed this document as Exhibit "10.24"

10.25 - Fifth Amendment to Credit Agreement dated as of March 31, 1995 by and among The GNI Group, Inc.; Disposal Systems, Inc.; Resource Transportation Services, Inc.; Chemical Resource Processing, Inc.; Disposal Systems of Corpus Christi, Inc., and NationsBank of Texas, N.A. This document is incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed by the Company on September 22, 1995, wherein the Company filed this document as Exhibit "10.25"

11 - Statement regarding Calculation of Primary and Fully Diluted Earnings Per Share.


13           - The GNI Group, Inc. 1996 Annual Report to Stockholders.

21           - Subsidiaries of the Company.

23           - Consent of KPMG Peat Marwick, LLP Independent Certified
             Public Accountants.