Form 10-K/A
period 1996-06-30
GNI GROUP INC /DE/
filed 1996-10-31
CIK 355269

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                AMENDMENT NO. 1
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

       Signature                        Title                         Date
       ---------                        -----                         ----


 /s/ Carl V Rush, Jr.             Director, President         September 26, 1996
---------------------------       and CEO
Carl V Rush, Jr.


 /s/ Titus H. Harris, III         Executive Vice              September 26, 1996
---------------------------       President, CFO and
Titus H. Harris, III              Secretary (Principal
                                  Financial Officer)


 /s/ Donna L. Ratliff             Treasurer                   September 26, 1996
---------------------------       (Principal Account-
Donna L. Ratliff                   ing Officer)


 /s/ Titus H. Harris, Jr.         Director, Chairman          September 26, 1996
----------------------------      of the Board
Titus H. Harris, Jr.


 /s/ N. E. Dudney, M.D.           Director                    September 26, 1996
------------------------
N. E. Dudney, M.D.

 /s/ John W. Lyons, Jr.           Director                    September 26, 1996
--------------------------
John W. Lyons, Jr.

 /s/ F. Oliver Nicklin            Director                    September 26, 1996
----------------------------
F. Oliver Nicklin

                                Exhibit Index
                                -------------
Exhibit                                                                   Page
-------                                                                   ----
Number                           Exhibit                                 Number
------                           -------                                 ------

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

*27          - Financial Data Schedule

-----------

* Filed herewith