Form 10-Q
period 1996-09-30
GNI GROUP INC /DE/
filed 1996-11-14
CIK 355269

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

             QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended     SEPTEMBER 30, 1996
                  --------------------------

Commission file number     0-10735
                      -----------------

                             THE GNI GROUP, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



           DELAWARE                                           76-0232338
--------------------------------------------------------------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)


  2525 BATTLEGROUND ROAD, DEER PARK, TEXAS                        77536
--------------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)



                               (713) 930-0350
--------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)



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
                                                       Yes   X      No
                                                          ------      ------


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                       Yes         No
                                                          ------      ------

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the registrant's common stock, $.01 par value per share, as of November 1, 1996 was 6,569,025.

                                    INDEX
                             THE GNI GROUP, INC.

                                                                                                    Page
PART I - FINANCIAL INFORMATION                                                                     Number
------------------------------                                                                     ------
Item 1.          Financial Statements (Unaudited)

                 Consolidated Balance Sheets -
                 September 30, 1996 and June 30, 1996                                                 1

                 Consolidated Statements of Operations
                 Three Months ended September 30, 1996
                 and September 30, 1995                                                               2

                 Consolidated Statements of Cash Flows
                 Three Months ended September 30, 1996
                 and September 30, 1995                                                               3

                 Notes to Consolidated Financial
                 Statements                                                                         4-5

Item 2.          Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                                                        6-10



Part II - OTHER INFORMATION
---------------------------

Item 1.          Legal Proceedings                                                                   11

Item 2.          Changes in Securities                                                               11

Item 3.          Defaults Upon Senior Securities                                                     11

Item 4.          Submission of Matters to a Vote
                 of Security Holders                                                                 11

Item 5.          Other Information                                                                   11

Item 6.          Exhibits and Reports on Form 8-K                                                    11

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------
THE GNI GROUP, INC.                                                        September 30,            June 30,
ASSETS                                                                          1996                  1996
-------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and time deposits                                                     $     447,156       $    1,122,941
Accounts receivable, less allowance of approximately $138,000
  for 9/30/96 and $142,000 for 6/30/96                                         6,323,321            6,508,680
Inventory                                                                        771,126              661,233
Deferred tax asset - current                                                     298,356              400,701
Prepaid expenses and other assets                                              1,560,947              969,762
-------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                           9,400,906            9,663,317
-------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT                                                 44,535,517           43,829,344
Less accumulated depreciation                                                (12,714,397)         (11,682,703)
-------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                                             31,821,120           32,146,641
-------------------------------------------------------------------------------------------------------------

Intangibles                                                                   20,896,225            3,938,751
Restricted time deposits                                                       1,594,990            1,495,681
Deferred tax asset                                                               110,635              222,309
Other assets                                                                   1,312,969            1,611,519
-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $  65,136,845       $   49,078,218
=============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
Accounts payable                                                           $   3,757,885       $    3,887,395
Accrued liabilities                                                            3,263,612            2,599,503
Federal income taxes payable                                                     376,437              549,256
Notes payable                                                                    531,450                --
Current portion of long-term debt                                              2,495,652            2,620,652
-------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                     10,425,036            9,656,806
-------------------------------------------------------------------------------------------------------------

Accrued liability                                                              4,257,772              518,804
Long-term debt, less current portion                                          27,119,565           16,568,478
-------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Non-redeemable convertible preferred stock, $.01 par value.
  Authorized 1,000,000 shares; issued 0 shares.                                    --                   --
Common stock, $.01 par value.
  Authorized 20,000,000 shares; issued 6,609,209 shares                           66,092               66,059
  at 9/30/96 and 6,605,876 at 6/30/96
Additional paid-in capital                                                    19,264,347           19,251,048
Retained earnings                                                              4,051,039            3,064,029
Less cost of treasury stock (40,184 shares)                                      (47,006)             (47,006)
-------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                    23,334,472           22,334,130
-------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  65,136,845       $   49,078,218
=============================================================================================================

Notes to Consolidated Financial Statements are an integral part of these statements.

NOTE: The Balance Sheet at September 30, 1996 is unaudited. The Balance Sheet at June 30, 1996 has been derived from the audited financial statements at that date.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------
THE GNI GROUP, INC.                                                                Three Months Ended
                                                                                      September 30,
                                                                                  1996               1995
-------------------------------------------------------------------------------------------------------------
REVENUES                                                                   $   9,959,627       $    9,461,639

COST AND EXPENSES:
Cost of services                                                               5,701,841            5,602,683
Selling, general and administrative                                            1,116,594            1,129,456
Depreciation and amortization                                                  1,235,668            1,194,155
-------------------------------------------------------------------------------------------------------------
TOTAL COST AND EXPENSES                                                        8,054,103            7,926,294
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                               1,905,524            1,535,345
-------------------------------------------------------------------------------------------------------------

Interest income                                                                   22,433               18,708
Interest expense                                                                 370,973              343,738
Other income (expense)                                                           (3,772)               21,759
-------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAX                                                              1,553,212            1,232,074
-------------------------------------------------------------------------------------------------------------
Income tax                                                                       566,200              446,510
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                                 $     987,012       $      785,564
=============================================================================================================

-------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE                                                $         .15       $          .12
=============================================================================================================

-------------------------------------------------------------------------------------------------------------
SHARES USED TO CALCULATE EARNINGS PER SHARE                                     6,752,098           6,824,313
=============================================================================================================

Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------
THE GNI GROUP, INC.                                                                Three Months Ended
                                                                                       September 30,
                                                                                  1996               1995
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
NET INCOME                                                                 $     987,012       $      785,564

Adjustments to reconcile income to net cash provided
  by operating activities:
  Depreciation and amortization                                                1,235,668            1,194,155
  Deferred taxes                                                                 214,019               92,789
  Gain on sale of assets                                                          (7,683)             (21,305)
  Change in assets and liabilities:
    Decrease (increase) in accounts receivable                                   185,359           (1,047,382)
    Decrease (increase) in inventory                                            (109,893)              50,997
    Increase in prepaid expenses and other                                      (591,186)            (944,767)
    Increase in other assets                                                    (139,831)             (40,657)
    Increase (decrease) in accounts payable                                     (129,511)             876,680
    Increase (decrease) in accrued liabilities                                  (296,923)             529,398
    Decrease in federal income taxes payable                                    (172,819)            (178,529)
-------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      1,174,212            1,296,943
=============================================================================================================

Cash flows from investing activities:
Increase in restricted time deposits                                             (99,309)            (100,583)
Payment of cash in connection with
  EMPAK transaction                                                          (12,000,000)                --
Proceeds from sale of assets                                                      15,700               24,317
Purchases of fixed assets                                                       (737,264)          (2,052,494)
-------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                        (12,820,873)          (2,128,760)
=============================================================================================================

Cash flows from financing activities:
Cash proceeds from notes payable                                                 852,144              933,095
Net cash from exercise of stock options                                           13,332                --
Net proceeds from revolving line                                                   --                 250,000
Proceeds from issuance of long-term debt                                      12,000,000                --
Principal payments of long-term debt and notes payable                        (1,894,600)            (861,530)
-------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     10,970,876              321,565
-------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (675,785)            (510,252)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               1,122,941              852,370
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $     447,156       $      342,118
=============================================================================================================

Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
THE GNI GROUP, INC.                                          September 30, 1996
--------------------------------------------------------------------------------


SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation

    The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions are eliminated.

    The Consolidated Balance Sheet as of September 30, 1996 and the related Statements of Operations and Cash Flows for the three month periods ended September 30, 1996 and 1995 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal, recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and Notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's Annual Financial Statements and Notes.


Statement of Cash Flows

    For purposes of reporting cash flows, cash and time deposits include cash on hand and certificates of deposit.


Earnings Per Share

    The average number of common and common equivalent shares includes the weighted average number of common shares outstanding, shares issuable assuming conversion of the non-redeemable convertible preferred stock and shares issuable pursuant to the assumed exercise of stock options (by application of the treasury stock method). Primary and fully diluted earnings per share are equivalent due to the insignificance of other dilutive securities.


EMPAK Agreement

    On September 30, 1996, the Company participated in a consolidation with EMPAK Inc. ("EMPAK"), whereby EMPAK exited the third-party commercial waste management business and agreed to assist in the transfer of EMPAK's third-party commercial waste management customers to the Company. EMPAK will continue to use its facility in Deer Park, Texas for the disposal of its own waste and the waste of its affiliates and customers of its related businesses. The Company paid EMPAK the sum of $12,000,000 at closing. Additionally, the Company has agreed to pay EMPAK $1,200,000 per year for five years in exchange for the use of EMPAK's deepwell for five years in case of a force majeure at the Company's facilities, thus allowing the Company to mitigate any business disruption that may occur should one of its deepwells have operational or mechanical difficulties.

Income Taxes

    The provision for income taxes related to continuing operations in the consolidated statements of operations is summarized below (unaudited):

                                                                                                 Three Months Ended
                                                                                                 September 30, 1996
Provision:
Federal-Current                                                                               $             302,181
Federal-Deferred                                                                                            214,019
State                                                                                                        50,000
-------------------------------------------------------------------------------------------------------------------
Total                                                                                         $             566,200
-------------------------------------------------------------------------------------------------------------------

    The significant components of deferred income tax expense for the three months ended September 30, 1996 are as follows:

Deferred tax expense (exclusive of the effect of the component
  listed below)                                                                               $             214,019
Increase in beginning-of-the-year balance of the valuation allowance for
  deferred tax assets                                                                                         --
-------------------------------------------------------------------------------------------------------------------
Total deferred tax provision                                                                  $             214,019
-------------------------------------------------------------------------------------------------------------------

    The tax effects of temporary timing differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1996 are presented below:

Deferred tax assets:
  Amounts deductible when paid                                                                $             702,158
  Accounts receivable, principally due to allowance for doubtful accounts                                    50,971
  Compensated balances, principally due to accrual for financial
    reporting purposes                                                                                       67,196
  Alternative minimum tax credit carryforward                                                             1,331,418
-------------------------------------------------------------------------------------------------------------------
    Total deferred tax assets                                                                 $           2,151,743
    Less valuation allowance                                                                                (20,000)
-------------------------------------------------------------------------------------------------------------------
    Net deferred tax assets                                                                   $           2,131,743
-------------------------------------------------------------------------------------------------------------------

Deferred tax liabilities:
  Facility and equipment, principally due to differences in depreciation
    and capitalized interest                                                                  $           1,722,752
  Other                                                                                                        --
-------------------------------------------------------------------------------------------------------------------
    Total deferred tax liabilities                                                            $           1,722,752
-------------------------------------------------------------------------------------------------------------------
    Net deferred tax asset                                                                    $             408,991
-------------------------------------------------------------------------------------------------------------------

                         MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS-
FISCAL 1997 FIRST QUARTER COMPARED WITH FISCAL 1996 FIRST QUARTER

    Revenues. Revenues for the first quarter of fiscal 1997 were $9,959,627 as compared to $9,461,639 for the comparable period of fiscal 1996, an increase of $497,988, or 5.3%. This increase in revenues was primarily attributable to an increase in revenues from the Company's chemical manufacturing and processing subsidiary, GNI Chemicals Corporation ("GNIC"), of approximately $621,000, or 14.4%, as compared to the first quarter of fiscal 1996. The Company's GNIC revenues were approximately $4,945,000 as compared to $4,324,000 for the fiscal 1996 period. This increase is a result of an increase in specialty chemical sales offset by a decrease in chemical manufacturing and processing revenues. Specialty chemical sales benefitted from the Company's acquisition of E.I. du Pont de Nemours & Company's ("DuPont") refined acetonitrile ("ACE") business, which was completed in the second quarter of fiscal 1996, and therefore did not contribute to GNIC's revenues during the first quarter of fiscal 1996. GNIC's manufacturing and processing revenues were moderately lower than the comparable fiscal 1996 period due primarily to the long-term planning for the assimilation of ACE production into GNIC's facility, beginning full-time on January 1, 1997. This involved, among other things, a redefinition of market and production strategies, including the selection of customer projects. For example, GNIC elected to run a trial campaign of ACE in the GNIC plant during the first quarter of fiscal 1997. As a result, the capacity utilized by this trial was not available to generate revenues from normal, third-party business. Revenues from the Company's treatment and disposal subsidiaries decreased by approximately $240,000, or 5.8%, from the fiscal 1996 first quarter compared to the fiscal 1997 first quarter. Volumes at the Company's deepwells were negatively impacted by the lack of rainfall in the region during the fiscal 1997 period. The Company's transportation revenues increased by approximately $118,000, or 12.2%, from the fiscal 1996 first quarter compared to the fiscal 1997 first quarter.

    Cost of Services. Cost of services decreased as a percent of revenues from 59.2% during the first quarter of fiscal 1996 to 57.2% for the first quarter of fiscal 1997. In absolute dollar terms, cost of services increased by approximately $100,000 in support of approximately $500,000 of additional revenues.

    Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses as a percent of revenues were 11.9% and 11.2%, respectively, for the first quarter of fiscal 1996 and fiscal 1997. In absolute dollars, SG&A expenses were approximately the same.

    Depreciation and Amortization. Depreciation and Amortization ("D&A") expenses decreased as a percent of revenues, from 12.6% in the first quarter of fiscal 1996 to 12.4% in the first quarter of fiscal 1997. D&A expenses for the first quarter of fiscal 1997 increased by only 3.5% in absolute dollar terms compared to the first quarter of fiscal 1996 due primarily to two offsetting factors: (i) the increased level of D&A expense resulting from capital improvements to its facilities during fiscal 1996 and an acquisition made by the Company in the second quarter of fiscal 1996; and (ii) the decreased level of D&A expense resulting from the Company's adoption of FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as of January 1, 1996.

    Net Interest Expense. Net interest expense increased in the fiscal 1997 first quarter as compared with the fiscal 1996 first quarter. This increase was primarily attributable to higher principal balances on the Company's indebtedness during the fiscal 1997 period, associated with an acquisition by the Company in November 1995.

    Net Income. The Company recorded net income of $987,012, or $.15 per share, for the first quarter of fiscal 1997 compared to net income of $785,564, or $.12 per share, for the first quarter of fiscal 1996.

    Inflation did not have a material impact on the Company's revenues or income for either the first quarter of fiscal 1997 or fiscal 1996. Further, it is not expected that inflation will have a material impact during the upcoming quarters for either the Company's revenues or income.


LIQUIDITY AND CAPITAL RESOURCES

    The Company continuously evaluates opportunities for growth and development. Management expects that future revenue growth will be dependent upon a corresponding increase in the fixed assets of and working capital used by the Company. Historically, the Company has financed its growth through funds generated from operations, borrowings under various credit arrangements with a commercial bank, and the private placements of shares of Common Stock and Series A Preferred Stock. Management believes that the Company's existing cash balances, funds generated from operations, and borrowings under available credit arrangements will be sufficient to meet the Company's current capital requirements. In order to finance the future growth and development of the Company, the Company will require, and from time to time evaluates, alternative sources of additional capital.

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

    The Equipment Line has been utilized to fund capital expenditures of the Company. Effective as of October 31, 1994, the Equipment Line bears an interest rate of either 0.25% above the bank's prime rate of interest or 2.75% above LIBOR, at the Company's election. The Equipment Line had a two year advancing period through October 31, 1995. As provided for in the Credit Agreement, on October 31, 1994 funds advanced over the previous 12 months converted to a four-year term loan. Upon its conversion to a term loan, quarterly principal payments of $250,000 plus interest are required, with a balloon at maturity. At the time of conversion and thereafter, the Company has the option to fix the interest rate. As of September 30, 1996, the unpaid principal balance outstanding on the Equipment Line was $6,000,000.

    The Term Loan represents borrowings that were originally used by the Company to finance the construction of the Company's GNIC facility, which was completed in the first quarter of fiscal 1991. The Term Loan bears interest at a fixed rate of 8.44%, matures December 1, 1998 and requires quarterly principal payments of $173,913. The unpaid principal balance of the Term Loan totalled $1,565,217 at September 30, 1996.

    Effective as of March 3, 1995, the bank and the Company amended the Credit Agreement to provide an additional $2,000,000 in term debt ("Acquisition Line") that was used for the acquisition of Chemical Waste Management, Inc.'s ("CWM") waste treatment, storage and disposal facility located in Corpus Christi, Texas. The Acquisition Line has a five-year maturity and bears an interest rate of either 0.25% above the bank's prime rate of interest or 2.75% above LIBOR, at the Company's election. Quarterly principal payments of $200,000 plus interest were required for the first year, then quarterly payments of $75,000 plus interest are required until maturity. As of September 30, 1996, the unpaid principal balance outstanding on the Acquisition Line was $1,050,000.

    In connection with the acquisition of its Corpus Christi, Texas facility, CWM took back a note in the principal amount of $2,000,000 as part of the consideration ("CWM Note"). The CWM Note has a maturity of five years and bears interest at the rate of 10% per year. The first year of the CWM Note was interest-only; thereafter, quarterly principal payments of $125,000 plus accrued interest are required until maturity. As of September 30, 1996, the unpaid principal balance outstanding on the CWM Note was $1,625,000.

    Effective as of November 3, 1995, the bank and the Company amended the Credit Agreement (i) to extend the maturity date of the Revolver to October 31, 1997 and (ii) to increase the total commitment amount of the Revolver from $4,000,000 to $10,000,000. The Revolver is used by the Company for working capital and other general corporate purposes. From November 3, 1995 until September 23, 1996, the amount drawn under the Revolver could not exceed a borrowing base limitation equal to the sum of (a) 80% of the Company's consolidated accounts receivable plus (b) the lesser of 50% of the Company's product inventory, or $500,000; plus (c) the flat amount of $3,250,000 until April 30, 1996 when such amount was reduced by $200,000 per quarter, and then would have been reduced to $0 beginning December 31, 1996 and thereafter. However, effective as of September 23, 1996, the bank and the Company again amended the Credit Agreement (i) to decrease the total commitment amount of the Revolver from $10,000,000 to $7,000,000; (ii) to remove the flat amount concept, item (c) above, from the borrowing base limitation calculation, and
(iii) to provide for a $15,000,000 term loan more fully described in the following paragraph. The maturity date of the Revolver remained unchanged. Effective as of October 31, 1994, advances under the Revolver bear interest at either the bank's prime rate of interest or 2.75% above LIBOR, at the Company's election. As of September 30, 1996, the Company has an unpaid principal balance outstanding on the Revolver of $4,375,000.

    Effective as of September 23, 1996, the bank and the Company amended the Credit Agreement to provide an additional term note in the amount of $15,000,000 ("Bridge Loan"). The Bridge Loan was used by the Company (i) to fund the $12,000,000 EMPAK transaction that closed on September 30, 1996; and
(ii) to transfer the flat amount of $3,000,000, referred to in item (c) above, from the Revolver's borrowing base calculation. The Bridge Loan bears interest at the bank's prime rate of interest. As of September 30, 1996, the Company has an unpaid principal balance outstanding on the Bridge Loan of $15,000,000.

    For the first quarter of fiscal 1997 and fiscal 1996, net cash provided by operations was approximately $1,174,000 and $1,297,000, respectively. The significant differences in the components that comprise net cash provided by operations were: (i) a slight decrease in accounts receivable in the fiscal 1997 period compared with an increase in the fiscal 1996 period, (ii) a slight decrease in accounts payable for the first quarter of fiscal 1997 compared with an increase in the fiscal 1996 period, and (iii) a decrease in accrued liabilities during the first quarter of fiscal 1997 compared with an increase in the fiscal 1996 period. Accounts receivable increased during the first quarter of fiscal 1996 primarily as a result of an increase in the number of days of revenue represented by the level of accounts receivable during that period, as compared with the first quarter of fiscal 1997 when the level of accounts receivable remained nearly unchanged. The increase in accounts payable during the fiscal 1996 period was primarily a result of the increase in the level of capital expenditures made by the Company during the period. The increase in accrued liabilities during the first quarter of fiscal 1996 was associated with increases in the Company's accruals for group medical expenses and deepwell workover expenses.

    During the first quarter of fiscal 1997 and fiscal 1996, the Company's capital expenditures were $737,000 and $2,052,000, respectively. Capital expenditures for fixed assets for the first quarter of both fiscal 1997 and fiscal 1996 were primarily related to general improvements to the Company's GNIC and treatment and disposal facilities.

    Cash balances decreased approximately $676,000 during the first quarter of fiscal 1997, primarily as a result of the Company's capital expenditures made during the period. During the first quarter of fiscal 1997, Prepaid expenses and other current assets increased by approximately $591,000 and Notes payable increased by approximately $531,000, each primarily as a result of the renewal of the Company's various annual insurance coverages during the first quarter of fiscal 1997. Primarily as a result of the EMPAK transaction, during the fiscal 1997 period, (i) Intangibles increased by approximately $16,957,000, (ii) Accrued liabilities increased by approximately $664,000, (iii) Accrued liabilities, long-term increased by approximately $3,739,000, and (iv) Long-term debt, less current portion increased by approximately $10,551,000.


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

                          None.


Item 5.  Other Information

                          None.


Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 10.1     Seventh Amendment to Credit Agreement
                          effective as of September 23, 1996 by and between the Company and NationsBank of Texas, N.A.

         Exhibit 10.2     Deepwell Access Agreement dated as of
                          September 30, 1996 by and between EMPAK Inc.
                          and Disposal Systems, Inc., a subsidiary of the Company.

         Exhibit 10.3 Assistance Agreement dated as of September 30, 1996 among Pakhoed Corporation, EMPAK Inc. and Disposal Systems, Inc., a subsidiary of the Company.

         Exhibit 27       Financial Data Schedule

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE GNI GROUP, INC.




Date:   November 13, 1996                   /s/Carl V Rush, Jr.
     ---------------------------          -------------------------------------
                                                 Carl V Rush, Jr.
                                                 President and CEO




Date:   November 13, 1996                   /s/Donna L. Ratliff
     ---------------------------          -------------------------------------
                                                 Donna L. Ratliff
                                                 Treasurer
                                                 (Principal Accounting Officer)

                              INDEX TO EXHIBITS

         Exhibits and Reports on Form 8-K

         Exhibit 10.1     Seventh Amendment to Credit Agreement
                          effective as of September 23, 1996 by and between the Company and NationsBank of Texas, N.A.

         Exhibit 10.2     Deepwell Access Agreement dated as of
                          September 30, 1996 by and between EMPAK Inc.
                          and Disposal Systems, Inc., a subsidiary of the Company.

         Exhibit 10.3 Assistance Agreement dated as of September 30, 1996 among Pakhoed Corporation, EMPAK Inc. and Disposal Systems, Inc., a subsidiary of the Company.

         Exhibit 27       Financial Data Schedule