Form 10-Q
period 1996-12-31
GNI GROUP INC /DE/
filed 1997-02-13
CIK 355269

================================================================================
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)
      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996.

                                       OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM            TO
                                           ------------  ------------

                        COMMISSION FILE NUMBER: 0-10735

                              THE GNI GROUP, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      76-0232338
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


                             2525 BATTLEGROUND ROAD
                             DEER PARK, TEXAS 77536
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (281) 930-0350
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ]  No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant's common stock, $.01 par value per share, as of February 1, 1997 was 6,569,025.

================================================================================

                                     INDEX
                              THE GNI GROUP, INC.

                                                                    Page
PART I - FINANCIAL INFORMATION                                     Number
------------------------------                                     ------
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets
         December 31, 1996 and June 30, 1996                           1

         Consolidated Statements of Operations
         Three and Six Months ended Decem-
         ber 31, 1996 and December 31, 1995                            2

         Consolidated Statements of Cash Flows
         Six Months ended December 31, 1996
         and December 31, 1995                                         3

         Notes to Consolidated Financial
         Statements                                                  4-6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                                 7-14

Part II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                            15

Item 2.  Changes in Securities                                        15

Item 3.  Defaults Upon Senior Securities                              15

Item 4.  Submission of Matters to a Vote
         of Security Holders                                       15-16

Item 5.  Other Information                                            16

Item 6.  Exhibits and Reports on Form 8-K                             16

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

--------------------------------------------------------------------------------------------------------------
THE GNI GROUP, INC.                                                        December 31,             June 30,
                                                                              1996                   1996
ASSETS
--------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and time deposits                                                     $     346,921        $   1,122,941
Accounts receivable, less allowance of approximately
  $16,000 for 12/31/96 and $142,000 for 6/30/96                                8,030,908            6,508,680
Inventory                                                                        805,528              661,233
Deferred tax asset - current                                                     131,455              400,701
Prepaid expenses and other assets                                              1,301,793              969,762
--------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                          10,616,605            9,663,317
--------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT                                                 45,744,269           43,829,344
Less accumulated depreciation                                                (13,407,263)         (11,682,703)
--------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                                             32,337,006           32,146,641
--------------------------------------------------------------------------------------------------------------

Intangibles                                                                   20,243,196            3,938,751
Restricted time deposits                                                       1,606,990            1,495,681
Deferred tax asset                                                                37,044              222,309
Other assets                                                                   3,131,910            1,611,519
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $  67,972,751        $  49,078,218
==============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
Accounts payable                                                           $   4,763,508       $    3,887,395
Accrued liabilities                                                            3,105,735            2,599,503
Federal income taxes payable                                                     370,945              549,256
Notes payable                                                                    212,580                --
Current portion of long-term debt                                              2,495,652            2,620,652
--------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                     10,948,420            9,656,806
--------------------------------------------------------------------------------------------------------------

Other long-term liabilities                                                    4,236,739              518,804
Long-term debt, less current portion                                           8,770,652           16,568,478
Senior subordinated notes                                                     18,462,044                --
--------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Non-redeemable convertible preferred stock, $.01 par value.
  Authorized 1,000,000 shares                                                      --                   --
Common stock, $.01 par value.
  Authorized 20,000,000 shares; issued 6,612,709 shares
  at 12/31/96 and 6,605,876 shares at 6/30/96                                     66,127               66,059
Additional paid-in capital                                                    20,816,268           19,251,048
Retained earnings                                                              4,719,507            3,064,029
Less cost of treasury stock (40,184 shares)                                      (47,006)             (47,006)
--------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                    25,554,896           22,334,130
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  67,972,751       $   49,078,218
==============================================================================================================

Notes to Consolidated Financial Statements are an integral part of these statements.

NOTE: The Balance Sheet at December 31, 1996 is unaudited. The Balance Sheet at June 30, 1996 has been derived from the audited financial statements at that date.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

--------------------------------------------------------------------------------------------------------------
THE GNI GROUP, INC.                                Three Months Ended                  Six Months Ended
                                                       December 31,                      December 31,
                                                  1996             1995              1996             1995
--------------------------------------------------------------------------------------------------------------
REVENUES                                    $   10,662,472   $    9,267,394   $   20,622,099   $   18,729,033

COST AND EXPENSES:
Cost of services                                 6,317,406        5,437,005       12,025,693       11,039,688
Selling, general and administrative              1,155,631        1,135,197        2,265,779        2,264,653
Depreciation and amortization                    1,458,864        1,267,268        2,694,532        2,461,423
--------------------------------------------------------------------------------------------------------------
TOTAL COST AND EXPENSES                          8,931,901        7,839,470       16,986,004       15,765,764
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                 1,730,571        1,427,924        3,636,095        2,963,269
--------------------------------------------------------------------------------------------------------------

Interest income                                     17,890           21,652           40,323           40,360
Interest expense                                   705,138          392,452        1,076,110          736,190
Other income                                        14,444           40,542           10,671           62,301
--------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAX                                1,057,767        1,097,666        2,610,979        2,329,740
--------------------------------------------------------------------------------------------------------------
Income tax                                         389,300          407,390          955,500          853,900
--------------------------------------------------------------------------------------------------------------
NET INCOME                                  $      668,467   $      690,276   $    1,655,479   $    1,475,840
==============================================================================================================
--------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE                 $          .10   $          .10   $          .25   $          .22
===============================================================================================================
--------------------------------------------------------------------------------------------------------------
SHARES USED TO CALCULATE E.P.S.                  6,753,633        6,788,039        6,752,865        6,803,939
==============================================================================================================

Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
THE GNI GROUP, INC.                                                               Six Months Ended
                                                                                    December 31,
                                                                               1996               1995
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
NET INCOME                                                                 $   1,655,479       $    1,475,840
Adjustments to reconcile income from
  continuing operations to net cash provided
  by operating activities:
  Depreciation and amortization                                                2,694,532            2,461,423
  Deferred taxes                                                                 454,511              275,602
  Gain on sale of asset                                                           (7,683)             (21,600)
  Change in assets and liabilities, net of acquisition:
    Increase in accounts receivable                                           (1,522,228)          (2,854,098)
    Decrease (increase) in inventory                                            (144,295)             126,063
    Increase in prepaid expenses and other                                      (332,031)            (835,801)
    Increase in other assets                                                  (1,673,090)             (95,831)
    Increase in accounts payable                                                 876,112            2,710,069
    Increase (decrease) in accrued liabilities                                  (555,133)             119,878
    Increase (decrease) in income taxes payable                                  (99,011)              78,298
--------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $   1,347,163       $    3,439,843
==============================================================================================================

Cash flows from investing activities:
Increase in restricted time deposits                                            (111,309)            (116,594)
Payment of cash in connection with business
  acquisition, net of cash acquired                                                 --               (193,132)
Payment of cash in connection with EMPAK transaction                         (12,000,000)                --
Proceeds from sale of asset                                                       15,700               25,457
Purchases of fixed assets                                                     (2,344,660)          (4,112,136)
--------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                        (14,440,269)          (4,396,405)
==============================================================================================================

Cash flows from financing activities:
Cash proceeds from notes payable                                                 852,144              933,095
Net cash from exercise of stock options                                           27,332               20,400
Proceeds from issuance of long-term debt                                      12,000,000                --
Proceeds from issuance of senior subordinated notes                           20,000,000                --
Net proceeds from revolving line                                                   --               1,000,000
Principal payments of long-term debt and notes payable                       (20,562,390)          (1,718,096)
--------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     12,317,086              235,399
--------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (776,020)            (721,163)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               1,122,941              852,370
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $     346,921       $      131,207
==============================================================================================================

Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
THE GNI GROUP, INC.                                            December 31, 1996
--------------------------------------------------------------------------------

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
    The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions are eliminated.

    The Consolidated Balance Sheet as of December 31, 1996 and the related Statements of Operations for the three and six month periods ended December 31, 1996 and 1995, and Statements of Cash Flows for the six month period ended December 31, 1996 and 1995 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal, recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and Notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's Annual Financial Statements and Notes.

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

Senior Subordinated Notes
    On December 31, 1996, the Company entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with two institutional investors (the "Purchasers") who purchased, in multiple accounts, (i) $20 million aggregate principal amount of 12.00% senior subordinated notes due December 31, 2003 and
(ii) warrants entitling the Purchasers to purchase, prior to December 31, 2006, 428,400 shares of the Company's common stock, par value $.01 per share, for an exercise price of $.01 per share. The notes and the warrants issued pursuant to the Purchase Agreement (respectively, the "Notes" and the "Warrants") were issued under Rule 506 of Regulation D of the Securities Act of 1933, as amended, on December 31, 1996. NationsBanc Capital Markets, Inc. acted as placement agent. The Company received consideration of $18,462,044 for the purchase of the Notes and $1,537,956 for the issuance of the Warrants.

Income Taxes
    The provision for income taxes related to continuing operations in the consolidated statements of operations is summarized below (unaudited):

                                                                Six Months Ended
                                                               December 31, 1996
--------------------------------------------------------------------------------
Provision:
Federal-Current                                                       $  421,689
Federal-Deferred                                                         454,511
State                                                                     79,300
--------------------------------------------------------------------------------
Total                                                                 $  955,500
--------------------------------------------------------------------------------

    The significant components of deferred income tax expense for the six months ended December 31, 1996 are as follows:

Deferred tax expense (exclusive of the effect of the component
  listed below)                                                           $  454,511
Increase in beginning-of-the-year balance of the valuation allowance for
  deferred tax assets                                                           --
------------------------------------------------------------------------------------
Total deferred tax provision                                              $  454,511
------------------------------------------------------------------------------------

    The tax effects of temporary timing differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 are presented below:

Deferred tax assets:
  Amounts deductible when paid                                                                   576,706
  Accounts receivable, principally due to allowance for doubtful accounts                          5,936
  Compensated balances, principally due to accrual for financial
    reporting purposes                                                                            67,196
  Alternative minimum tax credit carryforward                                                  1,331,418
---------------------------------------------------------------------------------------------------------
    Total deferred tax assets                                                                $ 1,981,256
    Less valuation allowance                                                                     (20,000)
---------------------------------------------------------------------------------------------------------
    Net deferred tax assets                                                                  $ 1,961,256
---------------------------------------------------------------------------------------------------------


Deferred tax liabilities:
  Facility and equipment, principally due to differences in depreciation
    and capitalized interest                                                                 $ 1,792,757
  Other                                                                                            --
---------------------------------------------------------------------------------------------------------
    Total deferred tax liabilities                                                           $ 1,792,757
---------------------------------------------------------------------------------------------------------
    Net deferred tax asset                                                                   $   168,499
---------------------------------------------------------------------------------------------------------

                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS-
FISCAL 1997 SECOND QUARTER COMPARED WITH FISCAL 1996 SECOND QUARTER

    Revenues. Revenues for the second quarter of fiscal 1997 were $10,662,472 as compared to $9,267,394 for the comparable period of fiscal 1996, an increase of $1,395,078, or 15.1%. This increase was primarily attributable to (i) an increase in revenues from the Company's treatment and disposal operation and
(ii) an increase in specialty chemical sales offset by a decrease in chemical manufacturing and processing revenues. Revenues from the Company's treatment and disposal operation increased by approximately $640,000, or 15.5%, from the fiscal 1996 second quarter compared to the fiscal 1997 second quarter.
Revenues from the fiscal 1997 period benefitted from increased deepwell disposal volumes resulting from the Company's consolidation transaction with EMPAK, which closed on September 30, 1996, whereby EMPAK exited the third-party commercial deepwell disposal business and agreed to assist in the transfer of EMPAK's third-party commercial deepwell disposal customers to the Company. The expected level of revenues, however, was affected by the slower than anticipated transfer of EMPAK's deepwell disposal customers to the Company's facility. It was not until mid-November that the bulk of the new deepwell volumes was transitioned, but substantially all of the business was transferred by the end of the fiscal 1997 second quarter. Transportation revenues also increased in the second quarter of fiscal 1997 as compared with the comparable period in fiscal 1996, an increase of approximately $125,000, or 11.3%. This increase in transportation revenues was primarily attributable to the increase in deepwell disposal volumes during the fiscal 1997 period.

    Additionally, revenues from the Company's chemical manufacturing and processing subsidiary, GNI Chemicals Corporation ("GNIC"), increased by approximately $630,000, or 15.6%, in the second quarter of fiscal 1997 as compared to the fiscal 1996 period. The Company's GNIC revenues for the fiscal 1997 period were approximately $4,660,000 as compared to $4,030,000 for the fiscal 1996 period. This increase was a result of an increase in specialty chemical sales offset by a decrease in chemical manufacturing and processing revenues. Specialty chemical sales benefitted from the inclusion of the acetonitrile ("ACE") business for the entire fiscal 1997 period as compared with only a portion of the fiscal 1996 period. The Company acquired the ACE business from E. I. du Pont de Nemours & Co. ("DuPont") during the second quarter of fiscal 1996. As a result, the Company's GNIC revenues included revenues associated with the ACE acquisition for only approximately half of the fiscal 1996 period. The balance of the Company's GNIC revenues were lower in the fiscal 1997 period as compared with the fiscal 1996 period, primarily the result of the internalization of ACE production into the GNIC plant from an outside processor by a December 31st contract expiration deadline. Priority was given to building an initial inventory of ACE finished product that would meet contracted customer supply commitments without interruption. As a result, certain scheduled toll distillation runs, and their related revenues, were shifted into January.

    Cost of Services. Cost of services increased as a percent of revenues from 58.7% during the second quarter of fiscal 1996 to 59.2% for the second quarter of fiscal 1997. In absolute dollar terms, cost of services increased by approximately $880,000 in conjunction with an increase of approximately $1,395,000 in revenues. The increase in cost of services in absolute dollars was primarily attributable to an increase in cost of services at the Company's GNIC operation in absolute dollar terms in the fiscal 1997 period, which was primarily the result of additional operating expenses associated with the internalization of ACE production and building an initial inventory of ACE finished product by the end of the fiscal 1997 second quarter.

    Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses as a percent of revenues were 10.8% and 12.2%, respectively, for the second quarter of fiscal 1997 and fiscal 1996. The decrease in SG&A expenses as a percent of revenues was primarily a result of higher revenues in the 1997 period. In absolute dollars, SG&A expenses were approximately $20,000 higher in the fiscal 1997 period compared with the fiscal 1996 period.

    Depreciation and Amortization Expenses. Depreciation and Amortization (D&A) expenses remained the same as a percent of revenues in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1997, at a level of 13.7%. D&A expenses for the second quarter of fiscal 1997 increased by 15.1% in absolute dollar terms compared to the second quarter of fiscal 1996 due primarily to (i) the additional D&A expenses resulting from the capital improvements made by the Company to its facilities during calendar 1996, (ii) the additional D&A expenses associated with the Company's consolidation transaction with EMPAK which were not present in the fiscal 1996 period, and
(iii) the additional D&A expenses associated with the Company's ACE acquisition from DuPont in November 1995 which were only present for a portion of the fiscal 1996 period.

    Net Interest Expense. Net interest expense increased in the fiscal 1997 second quarter as compared with the fiscal 1996 second quarter. This increase was primarily attributable to higher principal balances on the Company's indebtedness. The increased level of indebtedness was associated with the capital improvements made by the Company to its facilities and the debt associated with the Company's recent ACE acquisition and EMPAK consolidation.

    Net Income. The Company had net income of $668,467, or $.10 per share, for the second quarter of fiscal 1997 compared with net income of $690,276, or $.10 per share, for the second quarter of fiscal 1996.

FISCAL 1997 SIX MONTHS COMPARED TO FISCAL 1996 SIX MONTHS

    Revenues. Revenues for the first six months of fiscal 1997 were $20,622,099 as compared to $18,729,033 for the comparable period of fiscal 1996, an increase of $1,893,066, or 10.1%. The increase in the Company's revenues was primarily attributable to an increase in revenues from its GNIC operation of approximately $1,250,000, or 15.0%, as compared with the first six months of fiscal 1996. The Company's GNIC revenues for the fiscal 1997 period were approximately $9,605,000 as compared to $8,355,000 for the fiscal 1996 period. This increase was a result of an increase in specialty chemical sales offset by a decrease in chemical manufacturing and processing revenues. Specialty chemical sales benefitted from the inclusion of the ACE business for the entire fiscal 1997 six month period as compared with only a portion of the fiscal 1996 period. The Company acquired the ACE business from DuPont during the latter part of the fiscal 1996 period. As a result, the Company's GNIC revenues included revenues associated with the ACE acquisition for only approximately one-fourth of the fiscal 1996 six month period. The balance of the Company's GNIC revenues were lower in the fiscal 1997 period as compared with the fiscal 1996 period, primarily the result of (i) the running of a trial campaign of ACE in the GNIC plant during the first part of the fiscal 1997 six month period which utilized capacity that was then not available for third-party processing, and (ii) the internalization of ACE production into the GNIC plant from an outside processor by a December 31st contract expiration deadline. Priority was given to building an initial inventory of ACE finished product that would meet contracted customer supply commitments without interruption. As a result, certain scheduled toll distillation runs, and their related revenues, were shifted into January.

    Additionally, revenues from the Company's treatment and disposal operation increased by approximately $400,000, or 4.8%, from the fiscal 1996 six month period compared to the fiscal 1997 six month period. Revenues for fiscal 1997 benefitted from increased deepwell disposal volumes resulting from the Company's consolidation transaction with EMPAK, which closed on September 30, 1996, whereby EMPAK exited the third-party commercial deepwell disposal business and agreed to assist in the transfer of EMPAK's third-party commercial deepwell disposal customers to the Company. The expected level of revenues, however, was affected by the slower than anticipated transfer of EMPAK's deepwell disposal customers to the Company's facility. It was not until mid-November that the bulk of the new deepwell volumes was transitioned, but substantially all of the business was transferred by the end of the fiscal 1997 period. Transportation revenues also increased in the fiscal 1997 period as compared with fiscal 1996, an increase of approximately $240,000, or 11.7%. This increase in transportation revenues was primarily attributable to the increase in deepwell disposal volumes during the fiscal 1997 period.

    Cost of Services. Cost of services decreased as a percent of revenues from 58.9% during the first six months of fiscal 1996 to 58.3% for the first six months of fiscal 1997, in absolute dollar terms, cost of services increased by approximately $980,000 in conjunction with an increase of approximately $1,890,000 in revenues. The increase in cost of services in absolute dollars was primarily attributable to an increase in cost of services at the Company's GNIC operation in absolute dollar terms in the fiscal 1997 period, which was primarily the result of additional operating expenses associated with the internalization of ACE production and building an initial inventory of ACE finished product by the end of the fiscal 1997 second quarter.

    Selling, General and Administrative Expenses. SG&A expenses as a percent of revenues were 12.1% and 11.0% of revenues, respectively, for the first six months of fiscal 1996 and fiscal 1997. The decrease in SG&A expenses as a percent of revenues was primarily a result of higher revenues in the fiscal 1997 period in conjunction with the relative fixed cost nature of these expenses. In absolute dollars, SG&A expenses were only slightly higher in the fiscal 1997 period compared with the fiscal 1996 period.

    Depreciation and Amortization Expenses. D&A expenses remained the same as a percent of revenues in the first six months of fiscal 1996 compared to the first six months of fiscal 1997, at a level of 13.1%. D&A expenses for the first six months of fiscal 1997 increased by 9.5% in absolute dollar terms compared to the first six months of fiscal 1996 due primarily to (i) the additional D&A expenses resulting from the capital improvements made by the Company to its facilities during the first half of calendar 1996, (ii) the additional D&A expenses associated with the Company's consolidation transaction with EMPAK at the end of September 1996 which were not present in the fiscal 1996 period, and (iii) the additional D&A expenses associated with the Company's ACE acquisition from DuPont in November 1995 which were only present for a portion of the fiscal 1996 period.

    Net Interest Expense. Net interest expense increased for the first six months of fiscal 1997 compared to the first six months of fiscal 1996. This increase was primarily attributable to higher principal balances on the Company's indebtedness. The increased level of indebtedness was associated with the capital improvements made by the Company to its facilities and the debt associated with the Company's recent ACE acquisition and EMPAK consolidation.

    Net Income. The Company had net income of $1,655,479, or $.25 per share, for the first six months of fiscal 1997 compared with net income of $1,475,840, or $.22 per share, for the first six months of fiscal 1996.

    Inflation did not have a material impact on the Company's revenues or income for either the fiscal 1997 or 1996 periods. Further, it is not expected that inflation will have a material impact during the upcoming quarters for either the Company's revenues or income.

LIQUIDITY AND CAPITAL RESOURCES

    The Company continuously evaluates opportunities for growth and development. Management expects that future revenue growth will be dependent upon a corresponding increase in the fixed assets of and working capital used by the Company. Historically, the Company has financed its growth through funds generated from operations, borrowings under various credit arrangements with a commercial bank, and the private placements of senior subordinated notes as well as shares of Common Stock and Series A Preferred Stock. As of December 31, 1996, the Company entered into an agreement with two institutional investors who purchased $20 million aggregate principal amount of 12.00% senior subordinated notes, together with warrants to purchase 428,400 shares of the Company's Common Stock. The proceeds were used to repay a bridge loan with a commercial bank utilized primarily by the Company to fund the EMPAK consolidation transaction. Management believes that the Company's existing cash balances, funds generated from operations, and borrowings under available credit arrangements will be sufficient to meet the Company's current capital requirements. In order to finance the future growth and development of the Company, the Company will require, and from time to time evaluates, alternative sources of additional capital.

    Effective as of June 30, 1993, the Company amended and restated its credit agreement ("Credit Agreement") with a commercial bank to provide for the addition of an $8,000,000 advancing equipment line of credit ("Equipment Line"). The Credit Agreement includes a $6,621,520 term loan ("Term Loan") and a $4,000,000 revolving credit line ("Revolver"). The credit facility is collateralized by substantially all of the assets of the Company and its subsidiaries, including the stock of its subsidiaries. The Credit Agreement restricts the Company from incurring additional indebtedness, prohibits the Company from making any changes to its capital structure or dividend payments without prior approval of the bank, requires the maintenance of minimum net worth, maximum total-liabilities-to-net worth, maximum cash flow leverage, interest coverage ratios, and contains other provisions and restrictive covenants that management believes are customary.

    The Equipment Line has been utilized to fund capital expenditures of the Company. Effective as of October 1, 1996, the Equipment Line bears interest at the bank's prime rate of interest. The Equipment Line had a two year advancing period through October 31, 1995. As provided for in the Credit Agreement, on October 31, 1994 funds advanced over the previous 12 months converted to a four-year term loan. Upon its conversion to a term loan, quarterly principal payments of $250,000 plus interest are required, with a balloon at maturity.
At the time of conversion and thereafter, the Company has the option to fix the interest rate. As of December 31, 1996, the unpaid principal balance outstanding on the Equipment Line was $5,750,000.

    The Term Loan represents borrowings which were originally used by the Company to finance the construction of the Company's GNIC facility, which was completed in the first quarter of fiscal 1991. The Term Loan bears interest at a fixed rate of 8.44%, matures December 1, 1998 and requires quarterly principal payments of $173,913. The unpaid principal balance of the Term Loan totalled $1,391,304 at December 31, 1996.

    Effective as of March 3, 1995, the bank and the Company amended the Credit Agreement to provide an additional $2,000,000 in term debt ("Acquisition Line") that was used for the acquisition of Chemical Waste Management, Inc.'s ("CWM") waste treatment, storage and disposal facility located in Corpus Christi, Texas. The Acquisition Line has a five-year maturity and bears interest at the bank's prime rate of interest. Quarterly principal payments of $200,000 plus interest are required for the first year, then quarterly payments of $75,000 plus interest are required until maturity. As of December 31, 1996, the unpaid principal balance outstanding on the Acquisition Line was $975,000.

    In connection with the acquisition of its Corpus Christi, Texas facility, CWM took back a note in the principal amount of $2,000,000 as part of the consideration ("CWM Note"). The CWM Note has a maturity of five years and bears interest at the rate of 10% per year. The first year of the CWM Note is interest-only; thereafter, quarterly principal payments of $125,000 plus accrued interest are required until maturity. As of December 31, 1996, the unpaid principal balance outstanding on the CWM Note was $1,500,000.

    Effective as of November 3, 1995, the bank and the Company amended the Credit Agreement (i) to extend the maturity date of the Revolver to October 31, 1997 and (ii) to increase the total commitment amount of the Revolver from $4,000,000 to $10,000,000. The Revolver is used by the Company for working capital and other general corporate purposes. From November 3, 1995 until September 23, 1996, the amount drawn under the Revolver could not exceed a borrowing base limitation equal to the sum of (a) 80% of the Company's consolidated accounts receivable plus (b) the lesser of 50% of the Company's product inventory, or $500,000; plus (c) the flat amount of $3,250,000 until April 30, 1996 when such amount was reduced by $200,000 per quarter, and then would have been reduced to $0 beginning December 31, 1996 and thereafter. However, effective as of September 23, 1996, the bank and the Company again amended the Credit Agreement (i) to decrease the total commitment amount of the Revolver from $10,000,000 to $7,000,000; (ii) to remove the flat amount concept, item (c) above, from the borrowing base limitation calculation, and
(iii) to provide for a $15,000,000 term loan more fully described in the following paragraph. The maturity date of the Revolver remained unchanged. Effective as of October 1, 1996, advances under the Revolver bear interest at the bank's prime rate of interest. As of December 31, 1996, the Company has an unpaid principal balance outstanding on the Revolver of $1,650,000.

    Effective as of September 23, 1996, the bank and the Company amended the Credit Agreement to provide an additional term note in the amount of $15,000,000 ("Bridge Loan"). The Bridge Loan was used by the Company (i) to fund the $12,000,000 EMPAK consolidation transaction that closed on September 30, 1996; and (ii) to transfer the flat amount of $3,000,000, referred to in item (c) in the paragraph above, from the Revolver's borrowing base calculation. The Bridge Loan carried an interest rate equal to the bank's prime rate of interest. On December 31, 1996, the Company repaid the Bridge Loan in its entirety with a portion of the proceeds from the Company's $20,000,000 aggregate principal amount of 12.00% senior subordinated notes with warrants, as more fully described below.

    On December 31, 1996, the Company entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with two institutional investors who purchased $20 million aggregate principal amount of 12.00% senior subordinated notes, together with warrants to purchase 428,400 shares of the Company's Common Stock. The notes and the warrants issued pursuant to the Purchase Agreement (respectively, the "Notes" and the "Warrants") were issued under Rule 506 of Regulation D of the Securities Act of 1933, as amended, on December 31, 1996. NationsBanc Capital Markets, Inc. acted as placement agent. The Company received consideration of $18,462,044 for the purchase of the Notes and $1,537,956 for the issuance of the Warrants.

    For the first six months of fiscal 1997 and fiscal 1996, net cash provided by operations was approximately $1,347,000 and $3,440,000, respectively. The significant differences in the components that comprise net cash provided by operations were: (i) a greater increase in accounts receivable in the fiscal 1996 period compared with the fiscal 1997 period, (ii) an increase in inventory in the fiscal 1997 period compared with a decrease in inventory for the fiscal 1996 period, (iii) a greater increase in prepaid expenses and other in the fiscal 1996 period compared with the fiscal 1997 period, (iv) a greater increase in other assets in the fiscal 1997 period as compared with the fiscal 1996 period, (v) a greater increase in accounts payable in the fiscal 1996 period as compared with the fiscal 1997 period, and (vi) a decrease in accrued liabilities during the first six months of fiscal 1997 compared with an increase in fiscal 1996. Item (i) stems from the higher levels of revenues generated in the fiscal 1997 period as compared with the fiscal 1996 period. Although revenues increased during both fiscal periods, the rate of increase was greater during the fiscal 1996 period as compared with fiscal 1997, thus the increase in accounts receivable was greater during fiscal 1996. Item (ii) results from the internalization of ACE production during the fiscal 1997 period and the associated build-up of ACE finished product inventory. The greater increase in prepaid expenses and other, Item (iii), in the fiscal 1996 period compared with fiscal 1997 is primarily a result of differences in the timing of prepaid expenses. The greater increase in other assets, Item (iv), in the fiscal 1997 period compared with fiscal 1996 is primarily a result of deferred costs associated with the senior subordinated notes transaction. The greater increase in accounts payable, Item (v), during the first six months of fiscal 1996 was associated with the increased level of capital expenditures made by the Company during the fiscal 1996 period, as compared with the fiscal 1997 period when accounts payable increased only moderately. And finally, Item
(vi), a decrease in accrued liabilities in the fiscal 1997 period as compared with an increase in fiscal 1996 was primarily the result of the payment of costs and expenses in the fiscal 1997 period that had been accrued for in prior periods.

    During the first six months of fiscal 1997 and fiscal 1996, the Company's net cash used in investing activities was approximately $14,440,000 and $4,396,000, respectively. For fiscal 1997, the main component was the cash payment of $12,000,000 in connection with the EMPAK consolidation transaction. The Company's capital expenditures during the first six months of fiscal 1997 and fiscal 1996, were approximately $2,345,000 and $4,112,000, respectively. Capital expenditures for fixed assets during the first six months of both fiscal 1997 and fiscal 1996 were primarily related to general improvements and additions to the Company's GNIC facility and general improvements to its treatment and disposal facilities.

    Cash decreased by approximately $776,000, primarily the result of capital expenditures made by the Company during the fiscal 1997 period. Accounts Receivable increased by approximately $1,522,000 during the first six months of fiscal 1997, primarily as a result of higher revenues during the fiscal 1997 period. Prepaid Expenses and Other Current Assets and Notes Payable increased by approximately $332,000 and $213,000, respectively, during the first six months of fiscal 1997, primarily as a result of the renewal of the Company's various annual insurance coverages during the fiscal 1997 period. Intangibles, Accrued Liabilities, and Other Long-Term Liabilities increased by approximately $16,304,000, $506,000, and $3,718,000, respectively, during the first six months of fiscal 1997, primarily as a result of the EMPAK consolidation transaction that closed on September 30, 1996. Other Assets increased by approximately $1,520,000 during the first six months of fiscal 1997, primarily as a result of the deferred costs associated with the senior subordinated notes transaction. Accounts Payable increased by approximately $877,000 during the first six months of fiscal 1997, primarily as a result of capital expenditures made during the fiscal 1997 period. Long-Term Debt, Less Current Portion decreased by approximately $7,797,000, Senior Subordinated Notes increased by approximately $18,462,000, and Additional Paid-In Capital increased by approximately $1,565,000, respectively, during the fiscal 1997 period primarily as a result of the financing utilized by the Company to fund the EMPAK consolidation transaction.

DIVIDEND POLICY

    The Company does not pay any cash dividends on its common stock and does not have any plans to do so in the future. The Company intends to continue a policy of retaining income for use in its business.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                          None.


Item 2.  Changes in Securities

                 (c) On December 31, 1996, the Company entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with two institutional investors (the "Purchasers") who purchased, in multiple accounts,
                          (i) $20 million aggregate principal amount of 12.00% senior subordinated notes due December 31, 2003 and
                          (ii) warrants entitling the Purchasers to purchase, prior to December 31, 2006, 428,400 shares of the Company's common stock, par value $.01 per share, for an exercise price of $.01 per share. The notes and the warrants issued pursuant to the Purchase Agreement (respectively, the "Notes" and the "Warrants") were issued under Rule 506 of Regulation D of the Securities Act of 1933, as amended, on December 31, 1996. NationsBanc Capital Markets, Inc. acted as placement agent. The Company received consideration of $18,462,044 for the purchase of the Notes and $1,537,956 for the issuance of the Warrants.


Item 3.  Defaults Upon Senior Securities

                          None.


Item 4.  Submissions of Matters to a Vote of Security Holders

                          The annual meeting of stockholders of the Company for the fiscal year ended June 30, 1996, was held on October 29, 1996.

                          The following matters were voted upon and approved by the stockholders:

                          (a) The election of five persons to serve on the Company's Board of Directors until the next annual meeting or until their successors are elected and qualified. Those persons were:
                                  N.E. Dudney, M.D., Titus H. Harris, Jr., John
                                  W. Lyons, Jr., F. Oliver Nicklin, and Carl V
                                  Rush, Jr.

                 Votes For:  4,225,885    Votes Against:  9,640  Abstained:  -0-

                          (b) The ratification of the appointment of KPMG Peat Marwick as the Company's independent auditors for the fiscal year ending June 30, 1997.

                 Votes For:  4,231,485   Votes Against: 2,800   Abstained: 1,240

Item 5.  Other Information

                          None.

Item 6.  Exhibits and Reports on Form 8-K

                 (a) On October 1, 1996, the Company filed a current report on Form 8-K, dated October 1, 1996, in respect to the Company's EMPAK consolidation transaction. On September 30, 1996, the Company participated in a consolidation with EMPAK, whereby EMPAK exited the third-party commercial waste management business and agreed to assist in the transfer of EMPAK's third-party commercial waste management customers to the Company. EMPAK will continue to use its facility in Deer Park, Texas for the disposal of its own waste and the waste of its affiliates and customers of its related businesses. The Company paid EMPAK the sum of $12,000,000 at closing. Additionally, the Company has agreed to pay EMPAK $1,200,000 per year for five years in exchange for the use of EMPAK's deepwell for five years in case of a force majeure at the Company's facilities, thus allowing the Company to mitigate any business disruption that may occur should one of its deepwells have operational or mechanical difficulties. The information was reported under Item 5. Other Events.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE GNI GROUP, INC.




Date:    February 13, 1997                /s/ Carl V Rush, Jr.
     ----------------------------        -------------------------------------
                                                  Carl V Rush, Jr.
                                                  President and CEO




Date:    February 13, 1997                /s/ Donna L. Ratliff
     ----------------------------        -------------------------------------
                                                  Donna L. Ratliff
                                                  Treasurer
                                                  (Principal Accounting Officer)

                 INDEX TO EXHIBITS

Exhibit                         Description
-------                         -----------

   27                     Financial Data Schedule