Form 10-Q
period 1997-03-31
GNI GROUP INC /DE/
filed 1997-05-14
CIK 355269

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended   MARCH 31, 1997
                               -----------------
Commission file number     0-10735
                        -------------

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


                                 (281) 930-0350
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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
                                                 Yes   X          No
                                                      ---            ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                  Yes         No
                                                      ---        ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the registrant's common stock, $.01 par value, as of May 1, 1997 was 6,572,525.

                                    INDEX
                             THE GNI GROUP, INC.

                                                                                                           Page
PART I - FINANCIAL INFORMATION                                                                             Number
------------------------------                                                                             ------
                 Item 1.  Financial Statements (Unaudited)

                          Consolidated Balance Sheets
                          March 31, 1997 and June 30, 1996                                                     1

                          Consolidated Statements of Operations
                          Three and Nine Months ended March 31,
                          1997 and March 31, 1996                                                              2

                          Consolidated Statements of Cash Flows
                          Nine Months ended March 31, 1997 and
                          March 31, 1996                                                                       3

                          Notes to Consolidated Financial
                          Statements                                                                         4-6

                 Item 2.  Management's Discussion and Analysis
                          of Financial Condition and Results of
                          Operations                                                                         7-14



Part II - OTHER INFORMATION
---------------------------

                 Item 1.  Legal Proceedings                                                                   15

                 Item 2.  Changes in Securities                                                               15

                 Item 3.  Defaults Upon Senior Securities                                                     15

                 Item 4.  Submission of Matters to a Vote
                          of Security Holders                                                                 15

                 Item 5.  Other Information                                                                   15

                 Item 6.  Exhibits and Reports on Form 8-K                                                    15

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

THE GNI GROUP, INC.                                                              March 31,     June 30,
                                                                                  1997           1996
                                                                              ------------    ------------

                 ASSETS
                 ------
                 CURRENT ASSETS:
                 Cash and time deposits                                       $    695,117    $  1,122,941
                 Accounts receivable, less allowance of approximately
                 $26,000 for 3/31/97 and $142,000 for 6/30/96                    8,126,568       6,508,680

                 Inventory                                                         516,828         661,233
                 Deferred tax asset - current                                       44,275         400,701
                 Prepaid expenses and other assets                               1,765,242         969,762
                                                                              ------------    ------------
                 TOTAL CURRENT ASSETS                                           11,148,030       9,663,317
                                                                              ------------    ------------

                 PROPERTY, PLANT AND EQUIPMENT                                  47,273,422      43,829,344
                 Less accumulated depreciation                                 (14,517,365)    (11,682,703)
                                                                              ------------    ------------
                 NET PROPERTY, PLANT AND EQUIPMENT                              32,756,057      32,146,641
                                                                              ------------    ------------

                 Intangibles                                                    19,910,666       3,938,751
                 Restricted time deposits                                        1,615,990       1,495,681
                 Deferred tax asset                                                 31,122         222,309
                 Other assets                                                    3,169,441       1,611,519
                                                                              ------------    ------------
                 TOTAL ASSETS                                                 $ 68,631,306    $ 49,078,218
                                                                              ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

                 CURRENT LIABILITIES:
                 Accounts payable                                             $  1,834,134    $  3,887,395
                 Accrued liabilities                                             3,310,686       2,599,503
                 Federal income taxes payable                                      535,647         549,256
                 Current portion of long-term debt                               2,495,652       2,620,652
                                                                              ------------    ------------
                 TOTAL CURRENT LIABILITIES                                       8,176,119       9,656,806
                                                                              ------------    ------------

                 Other long-term liabilities                                     3,745,706         518,804
                 Long-term debt, less current portion                           11,996,739      16,568,478
                 Senior subordinated notes                                      18,516,971              --
                                                                              ------------    ------------

                 STOCKHOLDERS' EQUITY:
                 Non-redeemable convertible preferred stock, $.01 par value
                   Authorized 1,000,000 shares                                          --              --
                 Common stock, $.01 par value
                   Authorized 20,000,000 shares; issued 6,612,709 shares
                   at 3/31/97 and 6,605,876 shares at 6/30/96                       66,127          66,059
                 Additional paid-in capital                                     20,816,268      19,251,048
                 Retained earnings                                               5,360,382       3,064,029
                 Less cost of treasury stock (40,184 shares)                       (47,006)        (47,006)
                                                                              ------------    ------------
                 TOTAL STOCKHOLDERS' EQUITY                                     26,195,771      22,334,130
                                                                              ------------    ------------

                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 68,631,306    $ 49,078,218
                                                                              ============    ============

Notes to Consolidated Financial Statements are an integral part of these statements.

NOTE: The Balance Sheet at March 31, 1997 is unaudited. The Balance Sheet at June 30, 1996 has been derived from the audited financial statements at that date.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

THE GNI GROUP, INC.                        Three Months Ended            Nine Months Ended
                                               March 31,                     March 31,
                                          1997           1996           1997           1996
                                      ------------   ------------    ------------   ------------
REVENUES                              $ 10,584,091   $  9,943,422    $ 31,206,189   $ 28,672,455


COST AND EXPENSES:
Cost of services                         5,993,624      7,307,381      18,019,317     18,347,069
Selling, general and administrative      1,251,340      1,872,309       3,517,118      4,136,962
Depreciation and amortization            1,623,483      1,114,798       4,318,015      3,576,221
Asset impairment FASB No. 121                   --      6,708,791              --      6,708,791
                                      ------------   ------------    ------------   ------------
TOTAL COST AND EXPENSES                  8,868,447     17,003,279      25,854,450     32,769,043
                                      ------------   ------------    ------------   ------------
OPERATING INCOME (LOSS)                  1,715,644     (7,059,857)      5,351,739     (4,096,588)
                                      ------------   ------------    ------------   ------------


Interest income                             12,980         16,172          53,303         56,532
Interest expense                           921,148        414,933       1,997,259      1,151,123
Other income (expense)                     196,199        (13,637)        206,871         48,664

                                      ------------   ------------    ------------   ------------
INCOME (LOSS) BEFORE TAX                 1,003,675     (7,472,255)      3,614,654     (5,142,515)
                                      ------------   ------------    ------------   ------------

Income tax (benefit)                       362,800     (2,542,400)      1,318,300     (1,688,500)

                                      ------------   ------------    ------------   ------------
NET INCOME (LOSS)                     $    640,875   $ (4,929,855)   $  2,296,354   $ (3,454,015)
                                      ============   ============    ============   ============

NET INCOME (LOSS) PER COMMON SHARE    $        .09   $       (.75)   $        .33   $       (.53)
                                      ============   ============    ============   ============

SHARES USED TO CALCULATE E.P.S           7,358,115      6,565,233       7,062,539      6,510,628
                                      ============   ============    ============   ============


Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

THE GNI GROUP, INC.                                           Nine Months Ended
                                                                   March 31,
                                                              1997            1996
                                                          ------------    ------------
Cash flows from operating activities:
NET INCOME (LOSS)                                         $  2,296,354    $ (3,454,015)
Adjustments to reconcile income from
  continuing operations to net cash provided
  by operating activities:
  Depreciation and amortization                              4,318,015       3,576,221
  Impairment of Assets per FASB No. 121                             --       6,708,791
  Deferred taxes                                               547,613      (1,040,748)
  Loss (gain) on sale of asset                                  (7,683)        (22,469)
  Change in assets and liabilities, net of acquisition:
    Increase in accounts receivable                         (1,617,888)     (1,847,793)
    Decrease (increase) in inventory                           144,405        (254,042)
    Increase in prepaid expenses and other                    (795,480)       (706,289)
    Increase in other assets                                (1,836,366)     (1,158,201)
    Increase (decrease) in accounts payable                 (2,053,262)      2,843,825
    Increase (decrease) in accrued liabilities                (870,215)      1,166,338
    Increase (decrease) in income taxes payable                 94,691        (430,000)
                                                          ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 $    220,184    $  5,381,618
                                                          ============    ============

Cash flows from investing activities:
Increase in restricted time deposits                          (120,309)       (127,922)
Payment of cash in connection with business                         --        (193,132)
acquisition,
  net of cash acquired
Payment of cash in connection with EMPAK transaction       (12,000,000)             --
Proceeds from sale of asset                                     15,700          26,326
Purchases of fixed assets                                   (3,873,992)     (5,263,829)
                                                          ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                      (15,978,601)     (5,558,557)
                                                          ============    ============

Cash flows from financing activities:
Cash proceeds from notes payable                               852,144         933,095
Net cash from exercise of stock options                         27,332          28,000
Proceeds from issuance of long-term debt                    12,000,000              --
Proceeds from issuance of senior subordinated notes         20,000,000              --
Net proceeds from revolving line                                    --       1,350,000
Principal payments of long-term debt and notes payable     (17,548,883)     (2,699,662)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         15,330,593        (388,567)
                                                          ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                     (427,824)       (565,506)
                                                          ------------    ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             1,122,941         852,370
                                                          ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    695,117    $    325,864
                                                          ============    ============

Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE GNI GROUP, INC.                                               March 31, 1997




SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation

    The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions are eliminated.

    The Consolidated Balance Sheet as of March 31, 1997 and the related Statements of Operations for the three and nine month periods ended March 31, 1997 and 1996, and Statements of Cash Flows for the nine month period ended March 31, 1997 and 1996 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal, recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and Notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's Annual Financial Statements and Notes.

Statement of Cash Flows

    For purposes of reporting cash flows, cash and time deposits include cash on hand and certificates of deposit.

Earnings Per Share

    The average number of common and common equivalent shares for 1997 includes the weighted average number of common shares outstanding and shares issuable pursuant to the assumed exercise of stock options (by application of the treasury stock method). Primary and fully diluted earnings per share are equivalent due to the insignificance of other dilutive securities. Stock options were not included in the loss per share computation for 1996 as their effect was anti-dilutive due to the loss recorded.

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


Income Taxes

    The provision for income taxes related to continuing operations in the consolidated statements of operations is summarized below (unaudited):

                                                                  Nine Months Ended
                                                                    March 31, 1997
                                                                  -----------------
Provision:
Federal-Current                                                     $  662,387
State-Current                                                          108,300
Federal/State-Deferred                                                 547,613
                                                                    ----------
Total                                                               $1,318,300
                                                                    ----------

    The significant components of deferred income tax expense for the nine months ended March 31, 1997 are as follows:


Deferred tax benefit (exclusive of the effect of
  the component listed below)                                       $  547,613
Increase in beginning-of-the-year balance of the
  valuation allowance for deferred tax assets                               --
                                                                    ----------
Total deferred tax benefit                                          $  547,613
                                                                    ----------

    The tax effects of temporary timing differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1997 are presented below:

Deferred tax assets:
  Amounts deductible when paid                                              $   531,683
  Accounts receivable, principally due to allowance for doubtful accounts         9,632
  Compensated balances, principally due to accrual for financial
    reporting purposes                                                           67,196
  Alternative minimum tax credit carryforward                                 1,331,418
                                                                            -----------
    Total deferred tax assets                                               $ 1,939,929
    Less valuation allowance                                                    (20,000)
                                                                            -----------
    Net deferred tax assets                                                 $ 1,919,929
                                                                            -----------

Deferred tax liabilities:
  Facility and equipment, principally due to differences in depreciation,
    capitalized interest                                                    $ 1,844,532
  Other                                                                              --
                                                                            -----------
    Total deferred tax liabilities                                          $ 1,844,532
                                                                            -----------
    Net deferred tax asset                                                  $    75,397
                                                                            -----------

                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS-
FISCAL 1997 THIRD QUARTER COMPARED WITH FISCAL 1996 THIRD QUARTER

    Revenues. Revenues for the third quarter of fiscal 1997 were $10,584,091 as compared to $9,943,422 for the comparable period of fiscal 1996, an increase of $640,669, or 6.4%. This increase was primarily attributable to (i) an increase in revenues from the Company's treatment and disposal operation and
(ii) an increase in chemical manufacturing and processing revenues offset by a decrease in specialty chemical sales. Revenues from the Company's treatment and disposal operation increased by approximately $695,000, or 15.6%, from the fiscal 1996 third quarter compared to the fiscal 1997 third quarter. Revenues from the fiscal 1997 period benefitted from increased deepwell disposal volumes resulting from the Company's consolidation transaction with EMPAK, which closed on September 30, 1996, whereby EMPAK exited the third-party commercial deepwell disposal business and agreed to assist in the transfer of EMPAK's third-party commercial deepwell disposal customers to the Company. Transportation revenues also increased in the third quarter of fiscal 1997 as compared with the comparable period in fiscal 1996, an increase of approximately $128,000, or 11.5%. This increase in transportation revenues was primarily attributable to the increase in deepwell disposal volumes during the fiscal 1997 period.

    Revenues from the Company's chemical manufacturing and processing subsidiary, GNI Chemicals Corporation ("GNIC"), decreased by approximately $182,000, or 4.2%, in the third quarter of fiscal 1997 as compared to the fiscal 1996 period. The Company's GNIC revenues for the fiscal 1997 period were approximately $4,193,000 as compared to $4,375,000 for the fiscal 1996 period. This decrease was primarily a result of a decrease in specialty chemical sales offset by an increase in chemical manufacturing and processing revenues during the period. Specialty chemical sales were lower in the fiscal 1997 period as compared with the fiscal 1996 period primarily as a result of operational difficulties associated with the internalization of acetonitrile ("ACE") production. Until December 31, 1996, ACE had been produced by an outside processor. Additionally, downward pressure on ACE pricing during the period contributed to a decrease in specialty chemical sales. GNIC's chemical manufacturing and processing revenues were higher in the fiscal 1997 period as compared with the fiscal 1996 period primarily as a result of capacity that was allocated to a large customer that was unexpectedly not utilized in the fiscal 1996 period.

    Cost of Services. Cost of services decreased as a percent of revenues from 73.5% during the third quarter of fiscal 1996 to 56.6% for the third quarter of fiscal 1997. In absolute dollar terms, cost of services decreased by approximately $1,314,000 in conjunction with approximately $641,000 of additional revenues. This decrease is primarily the result of a number of one-time charges and expenses incurred by the Company during the fiscal 1996 third quarter, with no such corresponding one-time charges in the fiscal 1997 period.

    Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses as a percent of revenues were 11.8% and 18.8%, respectively, for the third quarter of fiscal 1997 and fiscal 1996. In absolute dollars, SG&A expenses were approximately $621,000 lower in the fiscal 1997 period compared with the fiscal 1996 period. The increased level of SG&A expenses in the fiscal 1996 third quarter as compared with the comparable period in fiscal 1997 is primarily a result of a number of one-time charges and expenses incurred during the fiscal 1996 third quarter, and no such corresponding one-time charges in the fiscal 1997 period.

    Depreciation and Amortization Expenses. Depreciation and Amortization ("D&A") expenses increased as a percent of revenues from 11.2% in the third quarter of fiscal 1996 to 15.3% in the third quarter of fiscal 1997. D&A expenses for the third quarter of fiscal 1997 increased by 45.6% in absolute dollar terms compared to the third quarter of fiscal 1996 due primarily to (i) the additional D&A expenses resulting from the capital improvements made by the Company to its facilities during calendar 1996, and (ii) the additional D&A expenses associated with the Company's consolidation transaction with EMPAK which were not present in the fiscal 1996 period.

    FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Effective January 1, 1996, the Company adopted FASB No. 121 which requires that an impairment loss be recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of the adoption of FASB No. 121, the Company recognized a non-cash pre-tax charge against earnings of $6.7 million during the fiscal 1996 period, with no such corresponding charge in the fiscal 1997 period.

    Net Interest Expense. Net interest expense increased in the fiscal 1997 third quarter as compared with the fiscal 1996 third quarter. This increase was primarily attributable to higher principal balances on the Company's indebtedness and a higher rate of interest on that indebtedness during the fiscal 1997 period. The increased level of indebtedness was associated with
(i) capital improvements made by the Company to its facilities during calendar 1996, and (ii) the debt associated with the Company's recent ACE acquisition and EMPAK consolidation. The rate of interest was higher in the fiscal 1997 period as compared with the fiscal 1996 period primarily as a result of the Senior Subordinated Notes placement as of December 31, 1996 that bear interest at the annual interest rate of 12.00%.

    Net Income (Loss). The Company had net income of $640,875, or $.09 per share, for the third quarter of fiscal 1997 compared with a net loss of $4,929,855, or a loss of $.75 per share, for the third quarter of fiscal 1996. The Company's adoption of FASB No. 121 impacted the net loss figure for the fiscal 1996 third quarter by approximately $4.4 million after-tax or approximately $.68 per share.

FISCAL 1997 NINE MONTHS COMPARED TO FISCAL 1996 NINE MONTHS

    Revenues. Revenues for the first nine months of fiscal 1997 were $31,206,189 as compared to $28,672,455 for the comparable period of fiscal 1996, an increase of $2,533,734, or 8.8%. The increase in the Company's revenues was primarily attributable to (i) an increase in revenues from the Company's treatment and disposal operation and (ii) an increase in specialty chemical sales offset by a decrease in chemical manufacturing and processing revenues. Revenues from the Company's treatment and disposal operation increased by approximately $1,098,000, or 8.6%, from the fiscal 1996 first nine month period compared to the fiscal 1997 period. Revenues from the fiscal 1997 period benefitted from increased deepwell disposal volumes resulting from the Company's consolidation transaction with EMPAK, which closed on September 30, 1996. Transportation revenues also increased in the first nine months of fiscal 1997 as compared with the comparable period in fiscal 1996, an increase of approximately $370,000, or 11.6%. This increase in transportation revenues was primarily attributable to the increase in deepwell disposal volumes during the fiscal 1997 period.

    Revenues from the Company's GNIC operation increased by approximately $1,069,000, or 8.4%, in the first nine months of fiscal 1997 as compared to the fiscal 1996 period. The Company's GNIC revenues for the fiscal 1997 period were approximately $13,798,000 as compared to $12,729,000 for the fiscal 1996 period. Specialty chemical sales benefitted from the inclusion of the ACE business for the entire fiscal 1997 nine month period as compared with only approximately half of the fiscal 1996 period. The Company acquired the ACE business from DuPont at the midway point of the fiscal 1996 period. The balance of the Company's GNIC revenues were lower in the fiscal 1997 period as compared with the fiscal 1996 period, primarily the result of (i) the running of a trial campaign of ACE in the GNIC plant during the first part of the fiscal 1997 period which utilized capacity that was then not available for third-party processing, and (ii) the internalization of ACE production into the GNIC plant from an outside processor by a December 31st contract expiration deadline. Priority was given to building an initial inventory of ACE finished product that would meet contracted customer supply commitments without interruption. As a result, certain scheduled toll distillation runs, and their related revenues, were shifted into January. This led to an increase in these revenues during the last portion of the fiscal 1997 period compared with the fiscal 1996 period; however, not for the entire nine months.

    Cost of Services. Cost of services decreased as a percent of revenues from 64.0% during the first nine months of fiscal 1996 to 57.7% for the first nine months of fiscal 1997, in absolute dollar terms, cost of services decreased by approximately $328,000 in conjunction with an increase of approximately $2,534,000 in revenues. This decrease is primarily the result of a number of one-time charges and expenses incurred by the Company during the last one-third of the fiscal 1996 period, with no such corresponding one-time charges in the fiscal 1997 period.

    Selling, General and Administrative Expenses. SG&A expenses as a percent of revenues were 14.4% and 11.3% of revenues, respectively, for the first nine months of fiscal 1996 and fiscal 1997. In absolute dollars, SG&A expenses were approximately $620,000 lower in the fiscal 1997 period compared with the fiscal 1996 period. The increased level of SG&A expenses in the fiscal 1996 first nine months period as compared with the comparable period in fiscal 1997 is primarily a result of a number of one-time charges and expenses incurred during the last one-third of the fiscal 1996 period, and no such corresponding one-time charges in the fiscal 1997 period.

    Depreciation and Amortization Expenses. D&A expenses increased as a percent of revenues from 12.5% in the first nine months of fiscal 1996 to 13.8% in the first nine months of fiscal 1997. D&A expenses for the fiscal 1997 period increased by 20.7% in absolute dollar terms compared to the fiscal 1996 period due primarily to (i) the additional D&A expenses resulting from the capital improvements made by the Company to its facilities, and (ii) the additional D&A expenses associated with the Company's consolidation transaction with EMPAK which were present for approximately two-thirds of the fiscal 1997 period and not present at all in the fiscal 1996 period.

    FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Effective January 1, 1996, the Company adopted FASB No. 121 which requires that an impairment loss be recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of the adoption of FASB No. 121, the Company recognized a non-cash pre-tax charge against earnings of $6.7 million during the last one-third of the fiscal 1996 period, with no such corresponding charge in the fiscal 1997 period.

    Net Interest Expense. Net interest expense increased in the first nine months of fiscal 1997 as compared with the fiscal 1996 period. This increase was primarily attributable to higher principal balances on the Company's indebtedness and a higher rate of interest on that indebtedness during the last one-third of the fiscal 1997 period. The increased level of indebtedness was associated with (i) capital improvements made by the Company to its facilities, and (ii) the debt associated with the Company's recent ACE acquisition and EMPAK consolidation. The rate of interest was higher in the last one-third of the fiscal 1997 period as compared with the fiscal 1996 period primarily as a result of the Senior Subordinated Notes placement as of December 31, 1996 that bear interest at the annual interest rate of 12.00%.

    Net Income. The Company had net income of $2,296,354, or $.33 per share, for the first nine months of fiscal 1997 compared with a net loss of $3,454,015, or a loss of $.53 per share, for the first nine months of fiscal 1996.

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

    The Equipment Line has been utilized to fund capital expenditures of the Company. Effective as of October 1, 1996, the Equipment Line bears interest at the bank's prime rate of interest. The Equipment Line had a two year advancing period through October 31, 1995. As provided for in the Credit Agreement, on October 31, 1994 funds advanced over the previous 12 months converted to a four-year term loan. Upon its conversion to a term loan, quarterly principal payments of $250,000 plus interest are required, with a balloon at maturity.
At the time of conversion and thereafter, the Company has the option to fix the interest rate. As of March 31, 1997, the unpaid principal balance outstanding on the Equipment Line was $5,500,000.

    The Term Loan represents borrowings which were originally used by the Company to finance the construction of the Company's GNIC facility, which was completed in the first quarter of fiscal 1991. The Term Loan bears interest at a fixed rate of 8.44%, matures December 1, 1998 and requires quarterly principal payments of $173,913. The unpaid principal balance of the Term Loan totalled $1,217,391 at March 31, 1997.

    Effective as of March 3, 1995, the bank and the Company amended the Credit Agreement to provide an additional $2,000,000 in term debt ("Acquisition Line") that was used for the acquisition of Chemical Waste Management, Inc.'s ("CWM") waste treatment, storage and disposal facility located in Corpus Christi, Texas. The Acquisition Line has a five-year maturity and bears interest at the bank's prime rate of interest. Quarterly principal payments of $200,000 plus interest are required for the first year, then quarterly payments of $75,000 plus interest are required until maturity. As of March 31, 1997, the unpaid principal balance outstanding on the Acquisition Line was $900,000.

    In connection with the acquisition of its Corpus Christi, Texas facility, CWM took back a note in the principal amount of $2,000,000 as part of the consideration ("CWM Note"). The CWM Note has a maturity of five years and bears interest at the rate of 10% per year. The first year of the CWM Note is interest-only; thereafter, quarterly principal payments of $125,000 plus accrued interest are required until maturity. As of March 31, 1997, the unpaid principal balance outstanding on the CWM Note was $1,375,000.

    Effective as of November 3, 1995, the bank and the Company amended the Credit Agreement (i) to extend the maturity date of the Revolver to October 31, 1997 and (ii) to increase the total commitment amount of the Revolver from $4,000,000 to $10,000,000. The Revolver is used by the Company for working capital and other general corporate purposes. From November 3, 1995 until September 23, 1996, the amount drawn under the Revolver could not exceed a borrowing base limitation equal to the sum of (a) 80% of the Company's consolidated accounts receivable plus (b) the lesser of 50% of the Company's product inventory, or $500,000; plus (c) the flat amount of $3,250,000 until April 30, 1996 when such amount was reduced by $200,000 per quarter, and then would have been reduced to $0 beginning December 31, 1996 and thereafter.
Then, effective as of September 23, 1996, the bank and the Company again amended the Credit Agreement (i) to decrease the total commitment amount of the Revolver from $10,000,000 to $7,000,000; (ii) to remove the flat amount concept, item (c) above, from the borrowing base limitation calculation, and
(iii) to provide for a $15,000,000 term loan more fully described in the following paragraph. And most recently, effective as of March 18, 1997, the bank and the Company again amended the Credit Agreement (i) to increase the total commitment amount of the Revolver from $7,000,000 to $15,000,000; and
(ii) to remove the concept of a borrowing base limitation. Therefore, effective as of March 18, 1997, the Company has availability on the entire $15,000,000. Although the maturity date of the Revolver remained unchanged, the Company and the bank are in discussions regarding extending the maturity date and other matters. Effective as of October 1, 1996, advances under the Revolver bear interest at the bank's prime rate of interest. As of March 31, 1997, the Company has an unpaid principal balance outstanding on the Revolver of $5,500,000.

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

    For the first nine months of fiscal 1997 and fiscal 1996, net cash provided by operations was approximately $220,000 and $5,382,000, respectively. The significant differences in the components that comprise net cash provided by operations were: (i) net income in the fiscal 1997 period compared with a net loss in the fiscal 1996 period, (ii) a non-cash asset impairment charge in the fiscal 1996 period compared with no such charge in the fiscal 1997 period,
(iii) an increase in deferred taxes in the fiscal 1997 period compared with a decrease in the fiscal 1996 period, (iv) a decrease in accounts payable in the fiscal 1997 period as compared with an increase in the fiscal 1996 period, (v) a decrease in accrued liabilities during the first nine months of fiscal 1997 compared with an increase in fiscal 1996, and (vi) an increase in income taxes payable in fiscal 1997 compared with a decrease in the fiscal 1996 period. Items (i), (ii), and (vi) relate to each other inasmuch as the net loss in the fiscal 1996 period resulted from the asset impairment charge recorded in fiscal 1996, with no such charge in the fiscal 1997 period. Also, the net income in fiscal 1997 led to an increase in income taxes payable while the net loss in fiscal 1996 led to a decrease. Item (iii) also results from the asset impairment charge in the fiscal 1996 period. The fiscal 1996 loss led to a decrease in deferred taxes for the fiscal 1996 period while positive net income for the fiscal 1997 period led to an increase in deferred taxes for the fiscal 1997 period. Item (iv), the decrease in accounts payable in fiscal 1997 compared with an increase during fiscal 1996 is primarily a result of a decrease in the level of capital expenditures during the fiscal 1997 period. Item (v), the decrease in accrued liabilities in fiscal 1997 compared with an increase during fiscal 1996 is primarily a result of the actual payment in the fiscal 1997 period of expenses previously accrued for in connection with the third party ACE processing contract which expired on December 31, 1996.

    During the first nine months of fiscal 1997 and fiscal 1996, the Company's net cash used in investing activities was approximately $15,979,000 and $5,559,000, respectively. For fiscal 1997, the main component was the cash payment of $12,000,000 in connection with the EMPAK consolidation transaction. The Company's capital expenditures during the first nine months of fiscal 1997 and fiscal 1996, were approximately $3,874,000 and $5,264,000, respectively. Capital expenditures for fixed assets during the first nine months of both fiscal 1997 and fiscal 1996 were primarily related to general improvements and additions to the Company's GNIC facility and general improvements to its treatment and disposal facilities.

    Cash decreased by approximately $428,000, primarily the result of capital expenditures made by the Company during the fiscal 1997 period. Accounts Receivable increased by approximately $1,618,000 during the first nine months of fiscal 1997, primarily as a result of higher revenues during the fiscal 1997 period. Intangibles, Accrued Liabilities, Other Long-Term Liabilities, and Senior Subordinated Notes, increased by approximately $15,972,000, $711,000, $3,227,000, and $18,517,000, respectively, during the first nine months of fiscal 1997, primarily as a result of the EMPAK consolidation transaction that closed on September 30, 1996. Other Assets increased by approximately $1,557,000 during the first nine months of fiscal 1997, primarily as a result of the deferred costs associated with the senior subordinated notes transaction. Accounts Payable decreased by approximately $2,053,000 during the first nine months of fiscal 1997, primarily as a result of a lower level of capital expenditures made during the fiscal 1997 period. Long- Term Debt, Less Current Portion decreased by approximately $4,571,000, and Additional Paid-In Capital increased by approximately $1,565,000, respectively, during the fiscal 1997 period primarily as a result of the financing utilized by the Company to fund the EMPAK consolidation transaction.

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

              None.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE GNI GROUP, INC.




Date:       May 14, 1997                /s/ Carl V Rush, Jr.
     ----------------------------       -------------------------------------
                                            Carl V Rush, Jr.
                                            President and CEO




Date:       May 14, 1997                /s/ Donna L. Ratliff
     ----------------------------       -------------------------------------
                                            Donna L. Ratliff
                                            Treasurer
                                            (Principal Accounting Officer)

                              INDEX TO EXHIBITS



EX-27   -       Financial Data Schedule