Form 10-K405
period 1997-06-30
GNI GROUP INC /DE/
filed 1997-09-16
CIK 355269

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED:                       COMMISSION FILE NUMBER:
          JUNE 30, 1997                                      0-10735

                              THE GNI GROUP, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         76-0232338
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)



          2525 BATTLEGROUND ROAD
             DEER PARK, TEXAS                                    77536
    (Address of principal executive offices)                   (Zip Code)


      Registrant's telephone number, including area code:  (281) 930-0350

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


   Title of each class           Name of each exchange on  which  registered
   -------------------  ----------------------------------------------------
          None                                     None


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, $.01 par value per share
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]  No [   ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of September 11, 1997 was approximately $24,556,200. As of September 11, 1997, there were 6,634,525 shares of common stock, $0.01 par value, outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the registrant's 1997 Annual Meeting of Stockholders to be held on October 28, 1997 are incorporated by reference in Part III of this Form 10-K.


================================================================================

                              THE GNI GROUP, INC.
                        1997 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                           PAGE




Cover Page ...............................................................   1
Document Table of Contents ...............................................   2

                                      PART I

Item 1.  Business..........................................................  3
Item 2.  Properties........................................................ 18
Item 3.  Legal Proceedings................................................. 18
Item 4.  Submission of Matters to a Vote of Security Holders............... 18

                                   PART II

Item 5.  Market for the Registrant's Common Equity and
           Related Stockholder Matters..................................... 19
Item 6.  Selected Financial Data........................................... 19
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................. 20
Item 8.  Financial Statements and Supplementary Data....................... 25
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.......................... 25

                                  PART III

Item 10.  Directors and Executive Officers................................. 25
Item 11.  Executive Compensation........................................... 26
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management................................................. 26
Item 13.  Certain Relationships and Related Transactions................... 26

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K............................................ 26

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     The GNI Group, Inc. ("GNI") provides comprehensive waste management services that include the treatment, storage, transportation and disposal of hazardous and non-hazardous liquid and solid industrial waste and by-product streams, together with specialized chemical manufacturing, recovery and processing services, to over 300 companies through four subsidiaries. GNI Chemicals Corporation ("GNIC") manufactures specialty chemicals and serves customers in the contract manufacturing, waste recovery and toll distillation segments of the chemical industry. Disposal Systems, Inc. ("DSI") and Disposal Systems of Corpus Christi, Inc. ("DSCCI") own and operate hazardous and non-hazardous waste treatment, storage and disposal operations. Resource Transportation Services, Inc. ("RTS") transports hazardous and non-hazardous waste and chemical products. (GNI, GNIC, DSI, DSCCI and RTS are collectively referred to herein as the "Company.")

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

     The Company's processing capabilities, permits and regulatory status enable it to receive waste and/or by-product materials and recover valuable components, and to assist customers in minimizing waste volumes, possibly claiming recycling credits or exemptions or otherwise reducing their waste disposal costs. GNIC manufactures specialty chemicals as a producer and marketer of proprietary products and on a contract or "tolling" basis for third parties. GNIC's custom manufacturing and processing services are provided primarily to customers requiring third-party manufacturing or processing due to lack of sufficient capacity to satisfy product development needs or lack of certain internal production capabilities. The streams recycled or recovered by GNIC would otherwise generally require disposal as hazardous waste or are non-hazardous streams generated by customers who desire to have the materials handled under the stringent requirements applicable to a RCRA permitted facility.

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

     The following chart sets forth, for the fiscal periods indicated, the dollar amount of consolidated revenues and the percentage of total consolidated revenues contributed by each product or service provided by the Company:


                                              YEAR ENDED JUNE 30,
                              --------------------------------------------------
                                   1997              1996              1995
                              -------------     -------------     --------------
                                            (DOLLARS IN THOUSANDS)
GNI CHEMICALS                 16,720   41.1%    18,065   45.9%    13,246   38.5%
DEEPWELL DISPOSAL             15,944   39.1     12,750   32.4     12,010   35.0
TREATMENT AND OTHER DISPOSAL   3,358    8.2      4,345   11.1      5,112   14.9
TRANSPORTATION                 4,705   11.6      4,179   10.6      3,991   15.7
                              ------  -----     ------  -----     ------  -----
                              40,727  100.0%    39,339  100.0%    34,359  100.0%
                              ======  =====     ======  =====     ======  ======


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

CHEMICAL OPERATIONS

     General

     GNIC manufactures specialty chemicals as a producer and marketer of proprietary products and on a contract or "tolling" basis for customers in the contract manufacturing, waste recovery and toll distillation segments of the chemical industry. GNIC's chemical facility combines a variety of chemical manufacturing and processing technologies to recover valuable organic components from or to process wastes, by-products and chemicals. These technologies include: stainless steel and glass-lined batch reaction, batch and continuous distillation, evaporation, adsorption and absorption. Batch reaction represents chemical synthesis -- the combining of two or more chemical compounds by means of heat and/or pressure. Distillation and evaporation utilize heat to separate liquids from solids and close-boiling liquid components from other liquids. Other technologies, such as adsorption; absorption; and chemical treatment; neutralization and limited extraction, are employed to remove compounds not readily separated by heat. The GNIC facility is designed to achieve fine levels of purity, whether by reaction or separation of various organic components, while being capable of operating under a wide range of temperature and pressure conditions, thus maximizing the Company's flexibility in handling a wide range of wastes, by-products and chemicals. The facility has been designed to be extremely flexible to allow rapid reconfiguration when the Company changes its production stream. Contract manufacturing is the production of chemicals for third parties on a fee per unit of production basis. By virtue of having its deepwell operations, the Company is well positioned to process materials that create large volumes of waste during manufacturing. In addition, the Company seeks projects wherein the raw material source for the compounds is either a waste stream or a chemical manufacturing by-product.

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

     GNIC primarily services its customers' small to mid-size project needs on a regional and national basis. A substantial number of GNIC's projects are recurring and a majority of GNIC's customers are repeat customers. Substantially all of GNIC's contract chemical manufacturing, recovery and processing services are performed on a tolling basis, wherein GNIC accepts materials owned by its customers and processes these materials for a tolling charge per unit of incoming or outgoing weight or volume.

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

     The Company's chemical operation currently targets four categories of business: (i) proprietary specialty chemical manufacturing, (ii) custom manufacturing, in which the Company manufactures chemical products on behalf of third parties, (iii) custom processing, in which chemical products are further purified or processed, and (iv) recycling, in which waste and by-product streams are accepted, stored and recovered pursuant to the Company's various permits and operating authorizations.

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

     Custom Chemical Manufacturing

     GNIC provides custom chemical manufacturing services to customers by means of organic chemical synthesis for mainly chemical and petrochemical producers. Often, custom manufacturing involves the production of a particular chemical for a third party who then uses that chemical in its manufacturing process. Custom manufacturing generally includes the synthesis of more complex chemicals from raw materials. Products produced under custom manufacturing agreements include superabsorbents, pipeline additives, and specialty solvents. Customers who need custom processing services generally do so because they lack sufficient internal capacity to satisfy product development needs, lack certain internal production capabilities, or desire to avoid capital expenditures.

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

     Recycling

     GNIC provides recycling of organic components from wastes and by-products. This service assists customers in accomplishing their objectives of meeting waste minimization goals and requirements by recovering reusable organic components from residual wastes and by-product streams generated by their operations in a cost-effective manner. The streams recycled by GNIC generally otherwise require disposal as hazardous waste, or are non-hazardous streams generated by customers who desire to have the materials handled under the stringent requirements applicable to a RCRA permitted facility. The Company's processing and permit capabilities and regulatory status allow generators to minimize waste volumes, possibly claim recycling credits or exemptions or otherwise reduce their waste disposal costs. In particular, customers utilizing the recycling services provided by the Company may be able to claim credits for pollution prevention efforts in the EPA reporting requirements covering releases of waste to the environment. Under various government regulations such as Superfund Amendments and Reauthorization Act ("SARA") 313, industry is required to submit an annual Toxic Release Inventory ("TRI") to the EPA describing the fate of "chemical releases" from facilities. If these chemicals are recycled, acknowledgment is made in the report and that volume is not considered a release. Chemicals recovered under recycling agreements include specialty amines, carrier solvents, and plastic feedstocks.

WASTE MANAGEMENT SERVICES

     General

     The waste management market is comprised of a broad spectrum of treatment and disposal technologies. Prominent among them are: deepwell disposal, landfill, incineration, disposal via fuels at cement kilns, biological treatment, and numerous others. The Company, either directly or indirectly, provides or arranges for the provision of virtually all of these services to its customers. The Company operates one of the premier commercial hazardous and non-hazardous waste deepwell disposal operations in the United States. The Company's leadership position among deepwell companies is based on a strong record of environmental performance, the superior performance characteristics of its deepwell operations (such as the ability to accept strong acids), and excellent customer service.

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

     The wastes generated by the Company's customers result from various processes, including metal treating, industrial manufacturing, photo developing, electronic manufacturing, chemical manufacturing, washwaters and other industrial operations. In fiscal 1997, the Company disposed of approximately 82.1 million gallons of wastes in its Deer Park Deepwells and approximately 11.2 million gallons of wastes in its Corpus Deepwell. These
93.3 million gallons represent 35.5% of the capacity of which the Company is permitted to dispose. Revenues from the Company's deepwell disposal operations represented approximately 82.6% of the Company's waste management revenues.

     The Company's deepwells accept aqueous waste streams, including spent acids, landfill leachates, rinse water, process water, storm water from contaminated containment areas, and wastewaters with heavy metals content. Aqueous wastes resulting from the Company's chemical operation and other processes also are injected into the Company's deepwells. The Company's permits allow receipt of most categories of liquid wastes with the exception, among others, of polychlorinated biphenyls ("PCBs"), radioactive materials and biological wastes. However, operating considerations relating to solids content and compatibility with other streams and the injection formation create further practical limits on wastes accepted by the Company for deepwell injection and require the Company to treat carefully and monitor closely materials injected into its deepwells. Prior to the injection of any wastes, the Company's laboratory conducts extensive tests on the wastes to verify that the materials are compatible with each other and that the resulting injectate is compatible with the injection system.

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

     The Company's three deepwells give the Company the ability to provide continuous disposal services by alternating maintenance of its deepwells and providing back-up capacity in the event that one deepwell is required to suspend operations due to mechanical or other difficulties. Additionally, in September 1996, the Company entered into an agreement with a third party to provide back-up deepwell capacity in the event of a force majeure at the Company's facilities, thus allowing the Company to mitigate any business disruption that may occur in the event of operational or mechanical difficulties.

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

     The liquid wastes and by-products received from customers are transported to the Company's Facilities in bulk or in drums. The materials received in bulk typically come from large- and medium-sized industrial manufacturing companies, while those shipped in drums come from both small quantity generators and larger generators with numerous collection points in their facilities.

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

      Biological Treatment. Through a business relationship with a third-party, the Company arranges for biological treatment services for dilute aqueous organic wastes. The biological treatment capability adds another dimension to the wide range of waste management services provided by the Company.

      Other Disposal. As an adjunct to its other services, the Company treats and arranges for the disposal of certain wastes in incinerators, landfills or other disposal facilities operated by other businesses. The Company neither owns nor operates any landfills or incinerators.

     Transportation

     As an integral part of the Company's services, RTS transports wastes and by-products for its customers. Historically, a substantial portion of the Company's revenues contributed by its transportation services have been attributable to transport of wastes and by-products to and from the Company's Facilities using RTS vehicles. RTS operates a fleet consisting of 20 tractors and 47 trailers. Liquid waste is frequently transported in bulk but may also be transported in drums. Heavier sludges or bulk solids are transported in sealed, roll-off containers or bulk trailers. RTS has a motor vehicle common carrier certificate issued by the Interstate Commerce Commission that allows the Company to transport materials in all 48 states in the continental United States.

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

CYCLICALITY AND SEASONALITY

     The Company's business is cyclical in nature and its operating results may be affected by a number of factors, including the spending decisions of the Company's customers, general economic conditions in the industries served by the Company, and waste minimization and recycling efforts of the Company's customers. Historically, the results of the Company's waste management operations have been closely related to the level of general manufacturing activity and volumes of chemical and petrochemical production, which are highly cyclical. Given the relatively high fixed-cost component of the Company's waste management operations and their substantial contribution to the Company's earnings, relatively minor fluctuations in disposal volumes can create significant variations in the Company's operating results. Additionally, a decline in the chemicals or petrochemicals industries could result in a decrease in the volume of wastes, by-products or chemicals available for recycling, processing and disposal. The Company's waste management operations have historically followed seasonal patterns with lower activity during the period from October to December. These factors generally are beyond the Company's control, and there can be no assurance that current conditions influencing the Company's business will continue in the future. In addition, due to a change in any factor affecting its business, the Company's operating results for a particular quarter may not be indicative of its results for any subsequent quarter or year.

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

     The Company's customer base is diverse and includes, among others, chemical and specialty chemical companies, petrochemical companies, industrial companies, and other waste management firms that, in most cases, generate wastes and by-products as part of their ongoing operations and/or require chemical manufacturing, recovery and processing services. In fiscal 1997, the Company handled over 5,000 different waste and by-product streams and provided services for approximately 500 customer facilities. The Company's customers include many Fortune 100 chemical and petrochemical producers. During fiscal 1997, no single customer accounted for greater than 10% of the Company's consolidated revenues.

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

BACKLOG

     The Company's accounting and operating practices dictate that the maintenance of a backlog is not appropriate. Accordingly, the Company does not have a recorded backlog as of June 30, 1997.

CONTRACTING ARRANGEMENTS

     The waste management services provided by the Company are typically performed pursuant to non-exclusive agreements on a project by project basis. The charges for the services are determined by such factors as the chemical composition and volume or weight of the wastes, by-products or chemicals involved, the type of transportation, processing or treatment provided and the distance to the Company's Facilities. The Company periodically reviews and adjusts charges for its services. Prior to entering into an agreement with a customer for waste management services, the Company's specially trained personnel review a waste profile sheet prepared by the customer that contains information about the chemical composition of the waste or by-product. Typically, a representative sample of the waste, by-product or chemical is then analyzed in the Company's laboratory for the purpose of enabling the Company to recommend the best method of transportation, treatment, processing or disposal. Upon arrival at the Company's Facilities, and prior to unloading, a representative sample of the delivered waste is tested and analyzed to confirm that it conforms to the customer's waste profile sheet.

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

COMPETITION

     The markets for the Company's services are highly specialized and competitive. The Company competes with many other firms ranging from small local firms to large national firms. Waste management and disposal firms include Chemical Waste Management, Inc., Laidlaw Environmental Services, Inc., American Ecology, Inc., and Safety-Kleen Corp. Chemical processing firms include SpecialtyChem Products Corp., Cedar Chemical Corporation, and KMCO, Inc. BP Chemicals Inc. is the only domestic producer of acetonitrile other than the Company. Some of the Company's competitors are more established in the industry and have greater financial, management, marketing and other resources than the Company. Each of the Company's competitors is able to provide one or more of the services offered by the Company. Management believes that the Company's RCRA Part B Permits combined with its GNIC manufacturing and processing capabilities provides it with a significant competitive advantage because only a few of its principal chemical competitors have on-site waste management capabilities and commercial RCRA Part B Permits. The competitive market also is influenced by the extent to which the companies that generate waste seek to minimize, process and dispose of the waste themselves.

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

     Pursuant to RCRA's requirements, each of the Company's four operating subsidiaries has been issued an EPA identification number. The Company's Facilities also currently operate under RCRA Part B Permits; the Deer Park RCRA Part B Permit expires in August, 2002 and the Corpus RCRA Part B Permit was up for renewal in June 1997. The Company has submitted the renewal application for the Corpus RCRA Part B Permit to the TNRCC. The Company does not expect any material changes in the reissuance of the Corpus RCRA Part B Permit. Consistent with RCRA's permitting standards, the RCRA Part B Permits require the Company to meet certain financial assurance requirements. As of September 9, 1997, the Company has posted financial assurance for its closure and post-closure obligations in the aggregate amount of approximately $1,397,000 covering its Deer Park Facility. CWM currently has in place approximately $1,500,000 to satisfy financial assurance obligations for the Company's Corpus Facility for the next three years. The Company also has obtained pollution legal liability insurance covering its Facilities in the aggregate amount of $12,000,000 and $4,000,000 per occurrence, subject to a deductible of $250,000 per occurrence.

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

     Underground Injection

     The Federal Safe Drinking Water Act aims to protect public water supplies and drinking water and, among other things, establishes a UIC program designed to prevent contamination of groundwaters from injection wells. The UIC program designates five different classes of injection wells, including a class for those wells like the three the Company operates, which inject hazardous waste below any underground sources of drinking water in the vicinity of the well. Pursuant to the UIC program, which is administered in Texas at the state level under Federal authority and analogous state law by the TNRCC, the TNRCC has issued to the Company two permits for the Deer Park Facility and one permit for the Corpus Facility (the "UIC Permits"). The Corpus Facility's permit is a combined RCRA Part B and UIC permit. Subject to their terms, the UIC Permits generally authorize the Company until July 1997 to dispose of aqueous wastes through injection into two deepwells at its Deer Park Facility and into one deepwell at its Corpus Facility. The Company has submitted renewal applications for the UIC Permits to the TNRCC. The Company does not expect any material changes in the reissuance of the UIC Permits. The Company has posted financial assurance for the closure of the two deepwells at its Deer Park Facility in the amount of $320,000, and in the amount of $160,000 for the closure of its one deepwell at its Corpus Facility.

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

     The exemptions provide that the Company's injection of hazardous wastes is subject to various conditions, and that non-compliance with the conditions is grounds for termination of the exemptions. One of the conditions in the exemptions relates to the specific gravity of the injected wastestream, and another specifies the types of wastes that may be injected. In June 1995, the EPA granted a reissuance of the Deer Park Facility's exemption that expanded the specific gravity parameters and approved the Company's request for authorization to inject certain newly-designated RCRA waste codes. The Corpus Facility's exemption was similarly reissued shortly before its transfer to the Company. On January 16, 1995, the Deer Park Facility received authorization from the TNRCC to increase its combined annual injection rate for its two deepwells up to 262.8 million gallons. On June 21, 1995, the EPA approved this increase by virtue of their approval of the Deer Park Facility's petition reissuance.

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


     Transportation of Hazardous Materials and Waste

     The transportation of hazardous materials and wastes is comprehensively regulated by the EPA under RCRA, by the Federal Department of Transportation under the Hazardous Materials Transportation Act, and by corresponding state laws. These regulatory programs require, among other things, the use of manifests to control the shipment of hazardous wastes, and special labeling, packaging and placarding for various types of hazardous materials. The Company operates under a motor vehicle common carrier certificate issued by the ICC that allows it to transport materials in all 48 states in the continental United States.

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

     Safety and Health

     The Company's operations are subject to various regulatory requirements that arise from federal OSHA, EPCRA, and analogous state requirements. Among other things, OSHA and EPCRA require that certain employee exposure to various substances in the workplace, and that certain information on hazardous characteristics of materials, be communicated to employees. The Company has implemented a health and safety program that includes employee training, practices and information. The Company currently relies for fire protection services on a combination of resources that include an independent fire water protection system as well as portable fire extinguishers and foam carts, and membership in the Channel Industries Mutual Aid organization, which is a formal cooperative assistance arrangement with other businesses in the area.

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

INSURANCE

     The Company carries a variety of insurance to cover certain potential risks of its operations. The Company's insurance includes, among others, the following: commercial general liability insurance in the aggregate amount of $2 million; products-completed operations insurance in the aggregate amount of $2 million covering various chemical products; property damage insurance in the aggregate amount of $50 million, subject to a deductible of $100,000 per occurrence (in the event of a flood or earthquake, subject to a $7.5 million aggregate limit and a $250,000 deductible); physical loss or damage insurance on certain crude petroleum, natural gas, products of natural gas and their products in the aggregate amount of $2 million, subject to a deductible of $10,000 per occurrence; business interruption insurance covering the Company's plant and equipment with a combined aggregate limit of $14.7 million, subject to a deductible of fifteen days per occurrence for business interruption; commercial umbrella insurance in the amount of $10 million per occurrence and $10 million in the aggregate, subject to a $10,000 self-insured retention where applicable; pollution legal liability insurance in the amount of $4 million for each loss and $12 million in the aggregate, subject to a deductible of $250,000 per loss; contractors' pollution legal liability insurance in the aggregate amount of $1 million for each loss and $1 million for all losses, subject to a deductible of $50,000 per loss; automobile liability insurance covering the Company's fleet of tractors and trailers in the amount of $1 million per occurrence subject to no deductible; and discontinued products liability insurance covering certain products manufactured by the Company while still in the radiation-related products business of $1 million in the aggregate, subject to a deductible of $5,000 per occurrence. Under some of its insurance policies, the Company is insured with respect to covered liabilities on a "claims made" basis rather than an "occurrence" basis. Under claims made coverage, the Company will be covered only if the policy is in place on the date the claim is asserted even if the Company carried such insurance on the date of the event giving rise to the claim. The Company self-insures its fleet of tractors and trailers for physical damage on over-the-road exposure.

     Although the Company has insurance covering certain of its operations, such insurance is subject to coverage limits and deductibles, which are generally described above. In addition, the market for liability insurance for waste management companies has been constrained in recent years due in large part to the high losses experienced by insurance companies from environmental impairment claims. As a result, the premiums and deductible limits of liability insurance may increase to the point where such insurance is prohibitively expensive, and certain insurance may become unavailable altogether. Such developments could cause the Company to be unable to obtain or maintain certain insurance, which, in turn, could cause the Company not to comply with regulatory requirements imposed on certain of its operations. Further, the Company's failure to maintain certain specified types and amounts of insurance would constitute events of default under its agreements with its commercial bank and subordinated debtholders. In addition, although management believes that the Company has sufficient insurance coverage, an uninsured or underinsured claim, if successful and of sufficient magnitude, could have a material adverse effect on the Company.

EMPLOYEES

     As of August 31, 1997, the Company had 177 employees, of whom 136 are engaged in operations, 15 in marketing and sales, 19 in administration and accounting, and 7 in executive management. None of the Company's employees is subject to a collective bargaining agreement. Management believes that the Company's relationship with its employees is good.

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

     The Company owns four tracts of land not currently used in its business: one in Houston, Texas; one in Webster, Texas; one in Port Norris, New Jersey; and one in Baton Rouge, Louisiana.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition or results of operations. During the Company's most recent fiscal year, the Company settled the claim by the State of Texas in the Raymond W. Randolph, et al. suit for a de minimus amount.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The GNI Group, Inc.'s Common Stock is listed on the NASDAQ National Market, and trades under the symbol GNUC. The following table presents the high and low sales prices for the Company's Common Stock for each quarter of fiscal 1997 and 1996 as reported by the NASD.


1997                          High                        Low
--------------------------------------------------------------------------------
1st Quarter                    6 1/2                    4 3/4
2nd Quarter                    7 7/8                    5 3/4
3rd Quarter                    8 3/8                    5 3/4
4th Quarter                    8 3/16                   5 1/4

1996
--------------------------------------------------------------------------------

1st Quarter                    8 1/8                    6 3/8
2nd Quarter                    7 5/16                   6
3rd Quarter                    7 1/4                    4 1/4
4th Quarter                    6 1/8                    4 1/4

--------------------------------------------------------------------------------

At July 1, 1997, there were approximately 370 stockholders of record of the Company's Common Stock.

DIVIDEND POLICY

     The Company does not pay any cash dividends on its common stock and does not have any plans to do so in the future. The Company intends to continue a policy of retaining income for use in its business.


ITEM 6.     SELECTED FINANCIAL DATA.

SELECTED CONSOLIDATED FINANCIAL DATA                         THE GNI GROUP, INC.
--------------------------------------------------------------------------------------------------
                                                            Years ended June 30,
                                        1997            1996           1995            1994          1993
-----------------------------------------------------------------------------------------------------------
(In thousands except per share and share amounts)
Revenues                             $    40,727   $   39,339      $    34,359    $   20,702    $   24,481
Operating income (loss)                    4,069       (1,910)(a)        5,848        (2,746)        4,046
Income (loss) before tax                   1,293       (3,397)           5,036        (2,993)        3,775
Net income (loss)                    $       753   $   (2,112)     $     3,151    $   (1,997)   $    2,346
Net income (loss) per share          $       .11   $     (.32)     $       .47    $     (.34)   $      .42

Weighted average shares                6,979,000    6,562,741        6,770,055     5,889,278     5,619,059
----------------------------------------------------------------------------------------------------------

Working capital                      $     3,658   $        7      $       618    $    1,402    $    3,402
Total assets                              68,588       49,078           46,079        38,184        31,259
Long-term debt less current maturities    31,445       16,568           13,864        11,185         3,150
Stockholders' equity                      24,888       22,334           24,418        21,267        22,522
----------------------------------------------------------------------------------------------------------

(a) Operating income for fiscal 1996 includes a non-cash charge of approximately $6.7 million resulting from the adoption of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." After tax the net charge was approximately $4.4 million, or $0.68 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS-
FISCAL 1997 COMPARED WITH FISCAL 1996

     Revenues. Revenues for fiscal 1997 were $40,726,878 as compared to $39,338,642 for fiscal 1996, an increase of $1,388,236, or 3.5%. The increase in the Company's revenues was primarily attributable to (i) an increase in revenues from the Company's treatment and disposal operation and (ii) an increase in specialty chemical sales offset by a decrease in chemical manufacturing and processing revenues. Revenues from the Company's treatment and disposal operation increased by approximately $2,207,000, or 12.9%, from fiscal 1996 to fiscal 1997. Revenues from fiscal 1997 benefited from increased deepwell disposal volumes resulting from the Company's consolidation transaction with EMPAK Inc. ("EMPAK"), which closed on September 30, 1996. Transportation revenues also increased from fiscal 1996 to fiscal 1997, an increase of approximately $528,000, or 12.6%. This increase in transportation revenues was primarily attributable to the increase in deepwell disposal volumes during fiscal 1997.

     Revenues from the Company's chemical manufacturing and processing subsidiary, GNI Chemicals Corporation ("GNIC"), decreased by approximately $1,344,000, or 7.4%, in fiscal 1997 as compared with fiscal 1996. The Company's GNIC revenues for fiscal 1997 were approximately $16,721,000 as compared to $18,065,000 for fiscal 1996. Specialty chemical sales benefited from the inclusion of the acquisition of E.I. du Pont de Nemours & Company's ("DuPont") refined acetonitrile ("ACE") business, which was completed in the second quarter of fiscal 1996. Therefore, specialty chemical sales derived from the ACE business were present for all of fiscal 1997 compared to approximately 60% of fiscal 1996. The balance of the Company's GNIC revenues were lower in fiscal 1997 as compared with fiscal 1996, primarily the result of
(i) the running of a trial campaign of ACE in the GNIC plant during the first half of fiscal 1997 which utilized capacity that was then not available for third-party processing, (ii) the internalization of ACE production into the GNIC plant from an outside processor by a December 31st contract expiration deadline and related start-up inefficiencies during the third quarter of fiscal 1997, and (iii) delays in receiving raw materials from two different GNIC customers necessary for their respective custom processing projects during the fourth quarter of fiscal 1997.

     Cost of Services. Cost of services decreased as a percentage of revenues from 62.7% in fiscal 1996 to 61.7% in fiscal 1997. In absolute dollar terms, cost of services increased by approximately $448,000 in support of approximately $1,388,000 in additional revenues. The decrease in cost of services as a percentage of revenues was primarily attributable to the fact that the Company recorded a number of one-time charges and expenses during the third quarter of fiscal 1996 with no such charges and expenses having been recorded in fiscal 1997.

     Selling, General and Administrative Expenses. Selling, General and Administrative ("SG&A") expenses increased as a percentage of revenues, from 12.9% in fiscal 1996 to 13.6% in fiscal 1997. In absolute dollars, SG&A expenses increased approximately $502,000, or 9.9%, from fiscal 1996 to fiscal 1997. This increase was primarily attributable to two factors that took place during approximately the last one-third of fiscal 1997: (i) one-time expenses, such as legal and investment banking fees, associated with the Company's discussions with an unnamed third-party regarding a possible business combination, and (ii) personnel costs associated with certain management changes that took place during the fourth quarter of fiscal 1997.

     Depreciation and Amortization. Depreciation and Amortization ("D&A") expenses represented 14.7% of revenues in fiscal 1997 as compared to 12.3% of revenues in fiscal 1996. In absolute dollars, D&A expenses increased approximately $1,169,000, or 24.3%, from fiscal 1996 to fiscal 1997 primarily due to (i) the additional D&A expenses resulting from capital improvements made by the Company to its facilities, and (ii) the additional D&A expenses associated with the Company's consolidation transaction with EMPAK which were present for approximately three-fourths of fiscal 1997 and not present at all in fiscal 1996.

     Adoption of FASB No. 121. Effective January 1, 1996, the Company adopted FASB No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that an impairment loss be recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of the adoption of FASB No. 121, the Company recognized a non-cash pre-tax charge against earnings of approximately $6.7 million for fiscal 1996 with no such corresponding charge for fiscal 1997.

     Net Interest Expense. Net interest expense was higher for fiscal 1997 compared to fiscal 1996. This increase was primarily attributable to higher principal balances on the Company's indebtedness and a higher average rate of interest on that indebtedness during the last half of fiscal 1997. The increased level of indebtedness was associated with (i) capital improvements made by the Company to its facilities, and (ii) the debt associated with the Company's recent ACE acquisition and EMPAK consolidation. The average rate of interest was higher in the last half of fiscal 1997 as compared with fiscal 1996 primarily as a result of the Senior Subordinated Notes placement as of December 31, 1996, that bear interest at an annual rate of 12.00%.

     Net Income (Loss). The Company had net income of $752,620, or $.11 per share, in fiscal 1997 compared with a net loss of $2,111,518, or a loss of $.32 per share, in fiscal 1996.

FISCAL 1996 COMPARED WITH FISCAL 1995

     Revenues. Revenues for fiscal 1996 were $39,338,642 as compared with $34,358,725 for fiscal 1995, an increase of $4,979,917, or 14.5%. This increase was primarily attributable to an increase in revenues from the Company's chemical manufacturing and processing subsidiary, GNI Chemicals Corporation ("GNIC"). Revenues from GNIC's operation for fiscal 1996 were approximately $18,065,000 as compared to approximately $13,195,000 for fiscal 1995, an increase of approximately 36.9%. This increase was primarily attributable to two factors: (i) the specialty chemical sales derived from the acquisition of E.I. du Pont de Nemours & Company's ("DuPont") refined acetonitrile business, and (ii) an increase in manufacturing and processing revenues resulting from additional processing equipment that was placed into service during the third quarter of fiscal 1995. The Company's remaining revenue increased slightly from fiscal 1995 to fiscal 1996, approximately 0.5%. Deepwell disposal revenues increased approximately 6.2% from fiscal 1995 to fiscal 1996, benefiting from the acquisition of a second deepwell disposal facility located in Corpus Christi, Texas during the third quarter of fiscal 1995. The increase in deepwell disposal revenues was achieved in spite of the near-drought conditions in much of the Company's market area which reduced demand for deepwell disposal of rainfall-related wastewater. The increase in deepwell disposal services contributed to an increase in the Company's transportation services of approximately 4.7% from fiscal 1995 to fiscal 1996. The Company's other treatment and disposal business experienced a decline in revenues of approximately 15.8% from fiscal 1995 to fiscal 1996 primarily the result of stronger field services and special projects revenues generated in fiscal 1995 as compared with fiscal 1996. Field service and special projects business are sporadic in nature and therefore revenue generation in this component of other treatment and disposal can vary from year to year.

     Cost of Services. Cost of services increased as a percentage of revenues from 59.1% in fiscal 1995 to 62.7% in fiscal 1996. In absolute dollar terms, cost of services increased by approximately $4,343,000 in support of approximately $4,980,000 in additional revenues. This increase was primarily attributable to three factors: (i) an increase in the Company's GNIC cost of services, which was primarily the result of the additional costs associated with the operating equipment placed in service during fiscal 1995; (ii) an increase in the Company's deepwell disposal cost of services increased for the last quarter of fiscal 1995 as compared with all of fiscal 1996 as a result of the second deepwell disposal facility which was acquired during the third quarter of fiscal 1995; and (iii) the Company recorded a number of one-time charges and expenses during the third quarter of fiscal 1996 with no such charges and expenses having been recorded in fiscal 1995.

     Selling, General and Administrative Expenses. Selling, General and Administrative ("SG&A") expenses increased as a percentage of revenues, from 11.9% in fiscal 1995 to 12.9% in fiscal 1996. In absolute dollars, SG&A expenses increased approximately $967,000, or 23.6% from fiscal 1995 to fiscal 1996. This increase was primarily attributable to a number of one-time charges and expenses incurred by the Company during the third quarter of fiscal 1996 with no such charges and expenses having been recorded in fiscal 1995.

     Depreciation and Amortization. Depreciation and Amortization ("D&A") expenses represented 12.3% of revenues in fiscal 1996 as compared to 11.9% of revenues in fiscal 1995. In absolute dollars, D&A expenses increased approximately $718,000 from fiscal 1995 to fiscal 1996 primarily due to (i) the depreciation associated with capital equipment placed into service during fiscal 1995, and (ii) two acquisitions made by the Company -- one in late fiscal 1995 and the other during fiscal 1996.

     Adoption of FASB No. 121. Effective January 1, 1996, the Company adopted FASB No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that an impairment loss be recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of the adoption of FASB No. 121, the Company recognized a non-cash pre-tax charge against earnings of approximately $6.7 million.

     Net Interest Expense. Net interest expense was higher for fiscal 1996 compared to fiscal 1995. This increase was primarily attributable to higher principal balances on the Company's indebtedness and a higher rate of interest on that indebtedness during fiscal 1996. The increased level of indebtedness was associated with (i) capital improvements made by the Company to its facilities during fiscal 1996, and (ii) acquisitions of the Corpus Christi, Texas treatment, storage and disposal facility, and a specialty chemical product business.

     Net Income (Loss). The Company had a net loss of $2,111,518, or a loss of $.32 per share, in fiscal 1996 compared with net income of $3,150,598, or $.47 per share, in fiscal 1995. The Company's adoption of FASB No. 121 impacted the net loss figure for fiscal 1996 by approximately $4.4 million after tax, or approximately $.68 per share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company continuously evaluates opportunities for growth and development. Management expects that future revenue growth will be dependent upon a corresponding increase in the asset base and working capital used by the Company. Historically, the Company has financed its growth through funds generated from operations, borrowings under various credit arrangements with a commercial bank, and the private placements of shares of Common Stock and Series A Preferred Stock. As of December 31, 1996, the Company entered into an agreement with two institutional investors who purchased $20 million aggregate principal amount of 12.00% senior subordinated notes, together with warrants to purchase 428,400 shares of the Company's Common Stock. The proceeds were used to repay a term loan with a commercial bank utilized primarily by the Company to fund the EMPAK consolidation transaction. Management believes that the Company's existing cash balances, funds generated from operations, and borrowings available under credit arrangements will be sufficient to meet the Company's current capital requirements. In order to finance the future growth and development of the Company, the Company will require, and from time to time evaluates alternate sources of, additional capital.

     Effective as of June 30, 1993, the Company amended and restated its credit agreement ("Credit Agreement") with a commercial bank to provide for the addition of an $8,000,000 advancing equipment line of credit ("Equipment Line"). The Credit Agreement includes a $6,621,520 term loan ("Term Loan") and a $4,000,000 revolving credit line ("Revolver"). The credit facility is secured by substantially all of the assets of the Company and its subsidiaries, including the stock of its subsidiaries. The Credit Agreement restricts the Company from incurring additional indebtedness, prohibits the Company from making any changes to its capital structure or dividend payments without prior approval of the bank, requires the maintenance of minimum working capital, minimum tangible net worth, and maximum debt-to-tangible net worth and debt coverage ratios, and contains other provisions and restrictive covenants that management believes are customary.

     The Equipment Line has been utilized to fund capital expenditures of the Company. Effective as of October 1, 1996, the Equipment Line bears interest at the bank's prime rate of interest. The Equipment Line had a two-year advancing period through October 31, 1995. As provided for in the Credit Agreement, on October 31, 1994, funds advanced over the previous 12 months converted to a four-year term loan. Upon its conversion to a term loan, quarterly principal payments of $250,000 plus interest are required, with a balloon at maturity.
At the time of conversion and thereafter, the Company has the option to fix the interest rate. As of June 30, 1997, the unpaid principal balance outstanding on the Equipment Line was $5,250,000.

     The Term Loan represents borrowings that were originally used by the Company to finance the construction of the Company's GNIC facility, which was completed in the first quarter of fiscal 1991. The Term Loan bears interest at a fixed rate of 8.44%, matures December 1, 1998, and requires quarterly principal payments of $173,913. The unpaid principal balance of the Term Loan totaled $1,043,478 at June 30, 1997.

     Effective as of March 3, 1995, the bank and the Company amended the Credit Agreement to provide an additional $2,000,000 in term debt ("Acquisition Line") that was used for the acquisition of Chemical Waste Management, Inc.'s ("CWM") waste treatment, storage and disposal facility located in Corpus Christi, Texas. The Acquisition Line has a five-year maturity and bears interest at the bank's prime rate of interest. Quarterly principal payments of $200,000 plus interest were required for the first year, then quarterly payments of $75,000 plus interest are required until maturity. As of June 30, 1997, the unpaid principal balance outstanding on the Acquisition Line was $825,000.

     In connection with the acquisition of its Corpus Christi, Texas facility, CWM took back a note in the principal amount of $2,000,000 as part of the consideration ("CWM Note"). The CWM Note has a maturity of five years and bears interest at the rate of 10% per year. The first year of the CWM Note was interest-only; thereafter, quarterly principal payments of $125,000 plus accrued interest are required until maturity. As of June 30, 1997, the unpaid principal balance outstanding on the CWM Note was $1,250,000.

     Effective as of November 3, 1995, the bank and the Company amended the Credit Agreement (i) to extend the maturity date of the Revolver to October 31, 1997, and (ii) to increase the total commitment amount of the Revolver from $4,000,000 to $10,000,000. The Revolver is used by the Company for working capital and other general corporate purposes. From November 3, 1995 until September 23, 1996, the amount drawn under the Revolver could not exceed a borrowing base limitation equal to the sum of (a) 80% of the Company's consolidated accounts receivable plus (b) the lesser of 50% of the Company's product inventory, or $500,000; plus (c) the flat amount of $3,250,000 until April 30, 1996, when such amount was reduced by $200,000 per quarter, and then reduced to $0 beginning December 31, 1996, and thereafter. Then, effective as of September 23, 1996, the bank and the Company again amended the Credit Agreement (i) to decrease the total commitment amount of the Revolver from $10,000,000 to $7,000,000; (ii) to remove the flat amount concept, item (c) above, from the borrowing base limitation calculation, and (iii) to provide for a $15,000,000 term loan more fully described in the following paragraph. Most recently, effective March 18, 1997, the bank and the Company again amended the Credit Agreement (i) to increase the total commitment amount of the Revolver from $7,000,000 to $15,000,000; and (ii) to remove the concept of a borrowing base limitation. Therefore, effective as of March 18, 1997, the Company has availability on the entire $15,000,000. Although the maturity date of the Revolver remained unchanged, the Company and the bank are in discussions regarding extending the maturity date and other matters. Effective as of October 1, 1996, advances under the Revolver bear interest at the bank's prime rate of interest. As of June 30, 1997, the Company has an unpaid principal balance outstanding on the Revolver of $7,000,000.


     Effective as of September 23, 1996, the bank and the Company amended the Credit Agreement to provide an additional term note in the amount of $15,000,000 ("Term Note"). The Term Note was used by the Company (i) to fund the $12,000,000 EMPAK consolidation transaction that closed on September 30, 1996; and (ii) to transfer the flat amount of $3,000,000, referred to in item
(c) in the paragraph above, from the Revolver's borrowing base calculation. The Term Note carried an interest rate equal to the bank's prime rate of interest. On December 31, 1996, the Company repaid the Term Note in its entirety with a portion of the proceeds from the Company's $20,000,000 aggregate principal amount of 12.00% senior subordinated notes with warrants, as more fully described in the paragraph below.

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

     For fiscal 1997 the Company provided approximately $685,000 in net cash from operations compared with approximately $8,161,000 for fiscal 1996. This decrease of approximately $7,476,000 was attributable to several factors, some of which were off-setting: (i) net income in fiscal 1997 compared with a net loss in fiscal 1996, (ii) the non-cash FASB No. 121 charges recorded in fiscal 1996, (iii) a net deferred tax liability in fiscal 1997 compared with a net deferred tax asset in fiscal 1996, (iv) a larger increase in prepaid expenses and other in fiscal 1997 than in fiscal 1996, (v) a larger increase in other assets in fiscal 1997 than in fiscal 1996, and (vi) a decrease in accounts payable for fiscal 1997 compared with an increase for fiscal 1996.

     During fiscal 1997 and fiscal 1996, the Company's capital expenditures were $5,570,000 and $6,455,000, respectively. Capital expenditures for fixed assets for both fiscal 1997 and fiscal 1996 primarily consisted of additional processing equipment at the Company's GNIC facility and general improvements to the Company's treatment, storage and disposal facility.

     For fiscal 1997, the Company's financing activities provided $16,443,000 compared with approximately $2,732,000 in fiscal 1996. For fiscal 1997, the largest source of financing was the net cash proceeds of $20,000,000 from the issuance of senior subordinated notes with warrants and $15,000,000 from the issuance of long-term debt by a commercial bank. Also in fiscal 1997, long-term debt and notes payable were reduced by approximately $19,673,000.
For fiscal 1996, the largest source of financing was the proceeds of $3,850,000 from the issuance of long-term debt. Also in fiscal 1996, long-term debt and notes payable were reduced by approximately $3,429,000.

     Net accounts receivable decreased approximately $58,000 from fiscal 1996 to fiscal 1997, even as revenues increased approximately $1,388,000. This decrease in accounts receivable is due, in large part, to a decrease in the percentage of receivables outstanding over thirty days in fiscal 1997 compared to fiscal 1996. Inventory decreased by approximately $137,000 from fiscal 1996 to fiscal 1997 as a result of regular production schedules for acetonitrile, allowing for higher inventory turnover. The increase of approximately $15,679,000 in net intangible assets is primarily due to the EMPAK consolidation. The increase in prepaid expenses and other in fiscal 1997 is due, in part, to notes to two executive officers. Timing differences in depreciation and capitalized interest on facility and equipment coupled with a reduction in deferred tax assets resulted in: (i) a net deferred tax liability of approximately $800,000 for fiscal 1997 compared to a net deferred tax asset of approximately $623,000 in fiscal 1996, and (ii) Federal income tax receivable of approximately $930,000. Accounts payable decreased approximately $1,634,000 during fiscal 1997, reflecting the decrease in capital expenditures. Accrued liabilities increased approximately $3,206,000 during fiscal 1997 primarily as a result of expenses associated with the EMPAK consolidation. Along with the financing associated with the EMPAK consolidation, the subordinated notes were key reasons for the increase in long-term debt from approximately $19,189,000 in fiscal 1996 to approximately $33,940,000 in fiscal 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information on pages 2 - 7 of the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION.

     The information on pages 11 and 12 of the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information on pages 2 and 3 of the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information on pages 2 and 3 of the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1).  FINANCIAL STATEMENTS

     See "Index to Financial Statements" set forth on page F-1.

     (a)(2). FINANCIAL STATEMENT SCHEDULES.

     See "Index to Financial Statements" set forth on page F-1.

     (a)(3). LIST OF EXHIBITS.

     See pages E-1 through E-5 for a listing of the exhibits.

     (b). REPORTS ON FORM 8-K.

     Not Applicable.

                         INDEX TO FINANCIAL STATEMENTS

                              THE GNI GROUP, INC.

                                                                            PAGE
                                                                            ----
Consolidated Financial Statements:
Consolidated Balance Sheets -- June 30, 1997 and 1996.....................  F-2
     Consolidated Statements of Operations for Each of the Three Years
       in the Period Ended June 30, 1997..................................  F-3
     Consolidated Statements of Stockholders' Equity for Each of the
       Three Years in the Period Ended June 30, 1997......................  F-4
     Consolidated Statements of Cash Flows for Each of the Three Years
       in the Period Ended June 30, 1997..................................  F-5
     Notes to Consolidated Financial Statements...........................  F-6
     Report of Independent Public Accountants.............................  F-13
Unaudited Quarterly Financial Information.................................  F-14
Financial Statement Schedule:
     Schedule II -- Valuation and Qualifying Accounts.....................  S-1



     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

CONSOLIDATED BALANCE SHEETS

THE GNI GROUP, INC.

                                                        Years ended June 30,
ASSETS                                                    1997        1996
--------------------------------------------------------------------------------

CURRENT ASSETS:
Cash and time deposits                              $    807,387   $  1,122,941
Accounts receivable, less allowance of
  approximately $46,000 in 1997 and
  $142,000 in 1996                                     6,449,885      6,508,680
Inventory                                                524,436        661,233
Current tax asset                                           --          400,701
Federal tax receivable                                   930,470             --
Prepaid expenses and other assets                      2,676,172        969,762
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                  11,388,350      9,663,317
--------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT                         48,768,095     43,829,344
Less accumulated depreciation                        (15,473,844)   (11,682,703)
--------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                     33,294,251     32,146,641
--------------------------------------------------------------------------------

Restricted time deposits                               1,386,699      1,495,681
Deferred tax asset                                          --          222,309
Intangible assets, net                                19,788,457      4,109,447
Other assets                                           2,730,447      1,440,823
--------------------------------------------------------------------------------
TOTAL ASSETS                                        $ 68,588,204   $ 49,078,218
================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                    $ 2,253,663   $ 3,887,395
Accrued liabilities                                   2,981,203     2,599,503
Federal income taxes payable                               --         549,256
Current portion of long-term debt                     2,495,652     2,620,652
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                             7,730,518     9,656,806
--------------------------------------------------------------------------------

Accrued liabilities                                   3,724,674       518,804
Long-term debt, less current portion                 31,444,724    16,568,478
Deferred income taxes                                   800,000          --
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Non-redeemable convertible, Series A
  preferred stock, $.01 par value.
  Authorized 1,000,000 shares;
  issued 0 shares in 1997 and 1996                         --            --
Common stock, $.01 par value.
  Authorized 20,000,000 shares; issued
  6,654,709 shares in 1997 and
  6,605,876 shares in 1996.                               66,547        66,059
Additional paid-in capital                            21,052,098    19,251,048
Retained earnings                                      3,816,649     3,064,029
Less cost of treasury stock (40,184 shares)              (47,006)      (47,006)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                            24,888,288    22,334,130
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $68,588,204   $49,078,218
================================================================================

Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
THE GNI GROUP, INC.


                                               Years ended June 30,

                                      1997              1996        1995
--------------------------------------------------------------------------------
REVENUES                             $40,726,878   $39,338,642   $34,358,725

COSTS AND EXPENSES:
Cost of services                      25,109,651    24,661,876    20,319,147
Selling, general and administrative    5,559,137     5,057,467     4,090,178
Depreciation and amortization          5,989,575     4,820,189     4,101,893
Asset impairment FASB No. 121               --       6,708,791          --
--------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES              36,658,363    41,248,323    28,511,218

--------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                4,068,515    (1,909,681)    5,847,507
--------------------------------------------------------------------------------

Interest income                          116,663        81,058        73,519
Interest expense                      (2,970,183)   (1,586,641)   (1,142,529)
Other income (expense)                    77,625        18,317       257,861
--------------------------------------------------------------------------------

INCOME (LOSS) BEFORE TAX               1,292,620    (3,396,947)    5,036,358

Income taxes (benefit)                   540,000    (1,285,429)    1,885,760

--------------------------------------------------------------------------------
NET INCOME (LOSS)                    $   752,620   $(2,111,518)  $ 3,150,598
================================================================================

NET INCOME (LOSS) PER COMMON SHARE
 AND DILUTIVE EQUIVALENT COMMON
 SHARE                               $       .11   $      (.32)  $       .47
================================================================================

SHARES USED TO CALCULATE EARNINGS
(LOSS) PER SHARE                       6,979,000     6,562,741     6,770,055
================================================================================

Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
THE GNI GROUP, INC.


                                                                   Years ended June 30,
                                                            1997          1996         1995
-------------------------------------------------------------------------------------------------
PREFERRED STOCK:
Balance at beginning of year                            $        --   $     2,344   $     3,125
Conversion to common stock (234,375 shares in 1996
and 78,125 shares in 1995)                                       --        (2,344)         (781)
-------------------------------------------------------------------------------------------------
Balance at end of year                                           --            --         2,344
-------------------------------------------------------------------------------------------------

COMMON STOCK:
Balance at beginning of year                                 66,059        61,300        59,739
Conversion of preferred stock (468,750 shares in 1996
  and 156,250 shares in 1995)                                    --         4,688         1,561
Exercise of stock options (48,833 shares in 1997,
  and 7,000 shares in 1996)                                     488            71            --
-------------------------------------------------------------------------------------------------
Balance at end of year                                       66,547        66,059        61,300
-------------------------------------------------------------------------------------------------

ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year                             19,251,048    19,225,461    19,226,242
Preferred stock conversion                                       --        (2,344)         (781)
Exercise of stock options                                   263,094        27,931            --
Subordinated debt warrants                                1,537,956            --            --
-------------------------------------------------------------------------------------------------
Balance at end of year                                   21,052,098    19,251,048    19,225,461
-------------------------------------------------------------------------------------------------

RETAINED EARNINGS:
Balance at beginning of year                              3,064,029     5,175,547     2,024,949
Net income (loss)                                           752,620    (2,111,518)    3,150,598
-------------------------------------------------------------------------------------------------
Balance at end of year                                    3,816,649     3,064,029     5,175,547
-------------------------------------------------------------------------------------------------

TREASURY STOCK, AT COST:
Balance at beginning of year                                (47,006)      (47,006)      (47,006)
-------------------------------------------------------------------------------------------------
Balance at end of year                                      (47,006)      (47,006)      (47,006)
-------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                              $24,888,288   $22,334,130   $24,417,646
=================================================================================================

Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
THE GNI GROUP, INC.


                                                                 Years ended June 30,
                                                          1997          1996          1995
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
NET INCOME (LOSS)                                        $  752,620   $(2,111,518)  $ 3,150,598

Adjustments to reconcile income to net cash provided
by operating activities:
 Depreciation and amortization                            5,989,575     4,820,189     4,101,893
 Impairment of assets per FASB No. 121                           --     6,708,791            --
  Deferred taxes                                          1,423,010    (1,901,649)      544,720
 Loss (gain) on sale of assets                               (9,183)      (16,143)      (53,083)
Change in assets and liabilities, net of acquisition
 or consolidation:
  Decrease (increase) in accounts receivable                 58,795      (907,490)   (1,412,183)
  Decrease (increase) in inventory                          136,797      (274,411)      484,190
  Decrease (increase) in federal income tax receivable     (930,470)           --       575,755
  Increase in prepaid expenses and other                 (1,706,410)     (373,616)     (177,486)
  Increase in other assets                               (1,733,929)     (424,825)     (438,447)
  Increase (decrease) in accounts payable                (1,633,732)    2,022,186      (187,940)
  Increase (decrease) in accrued liabilities             (1,112,430)      644,028      (640,973)
  Increase (decrease) in income taxes payable              (549,256)      (24,064)      741,040
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY  OPERATING ACTIVITIES                  685,387     8,161,478     6,688,084
-------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Decrease (increase) in restricted time deposits             108,982      (145,610)     (137,512)
Payment of cash in connection with business
  acquisition, net of cash acquired                              --    (4,043,132)   (2,538,138)
Payment of cash in connection with
  EMPAK transaction                                     (12,000,000)           --            --
Proceeds from sale of assets                                 17,200        20,000       149,393
Purchases of fixed assets                                (5,570,053)   (6,454,513)   (5,827,190)
-------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                   (17,443,871)  (10,623,255)   (8,353,447)
-------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Cash proceeds from notes payable                            852,144       933,095       814,115
Net cash from exercise of stock options                     263,582        28,000            --
Proceeds from issuance of Senior subordinated debt
 and warrants                                            20,000,000            --            --
Net proceeds from revolving line                                 --     1,350,000     1,500,000
Proceeds from issuance of long-term debt                 15,000,000     3,850,000     2,000,000
Principal payments of long-term debt and notes payable  (19,672,796)   (3,428,747)   (2,479,273
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY  FINANCING ACTIVITIES               16,442,930     2,732,348     1,834,842
-------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (315,554)      270,571       169,479
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            1,122,941       852,370       682,891
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                $   807,387   $ 1,122,941    $  852,370
=================================================================================================

Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
THE GNI GROUP, INC.                                                June 30, 1997
--------------------------------------------------------------------------------

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation
The consolidated financial statements include the accounts of The GNI Group, Inc. and its subsidiaries (the "Company"), all of which are wholly-owned. Certain amounts presented in prior years have been reclassified to conform to current year presentation. All significant intercompany transactions are eliminated.

Industry
The GNI Group, Inc. is headquartered in Deer Park, Texas with operations in Deer Park and Corpus Christi, Texas. The Company provides comprehensive waste management services through the treatment, storage, transportation and disposal of hazardous and non-hazardous liquid and solid industrial waste and by-product streams, together with specialized chemical manufacturing, recovery and processing services, to over 500 customer facilities.

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost and depreciation is provided on a straight line method over the estimated useful lives of the assets. The estimated useful lives for financial statement purposes are as follows:


Well and surface facility                                    5 to 15 years
Processing facility                                          5 to 15 years
Buildings and improvements                                   5 to 30 years
Machinery and equipment                                       3 to 5 years
Furniture and fixtures                                        3 to 5 years

Maintenance and repairs are charged to expense while improvements and betterments are depreciated over the life of the asset.

The Company capitalizes interest costs as part of the cost of constructing facilities and equipment. Interest costs of $135,908, $-0-, and $58,253 were capitalized in 1997, 1996, and 1995 respectively.

Concentration of Credit Risk
The Company performs periodic credit evaluations of its customers' financial condition. Receivables generally are due within 30 days. Credit losses relating to customers have been minimal.

Inventories
Inventories are stated at the lower of cost or market using the average cost method.

Restricted Time Deposits
Restricted time deposits represent funds pledged in connection with financial assurance requirements for the Company's various operating permits.

Intangible Assets
Intangible assets consist of amounts relating to contract rights, acquisition costs, and covenants not to compete arising from acquisitions and the EMPAK consolidation.

Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare this balance sheet in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Earnings Per Share
The average number of common and dilutive equivalent common shares for 1997 includes the weighted average number of common shares outstanding plus shares issuable assuming conversion of warrants and shares issuable pursuant to the assumed exercise of stock options (by application of the treasury stock method). Stock options were not included in the loss per share computation for 1996 as their effect was anti-dilutive due to the loss recorded. The average number of common and dilutive equivalent common shares for 1995 includes the weighted average number of common shares outstanding, shares issuable assuming conversion of the non-redeemable convertible preferred stock and shares issuable pursuant to the assumed exercise of stock options. Primary and fully diluted earnings per share are equivalent due to the insignificance of other dilutive securities.

Income Taxes
The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Fair Value of Financial Instruments
The estimated fair value of long-term debt is not materially different from carrying value for financial statement purposes.

ADOPTION OF FASB NO. 121

Effective as of January 1, 1996, the Company adopted FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FASB No. 121 requires that an impairment loss be recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

A review of the Company's assets determined that certain assets were impaired. The total impairment loss recognized by the Company primarily related to the following: a) various parcels of real estate exceeded their fair market value; and b) the carrying value of the Company's wiped film evaporator and associated equipment exceeded the value of expected future cash flows. An impairment loss on various smaller assets was recognized due to regulatory changes and changes in the manner in which the assets are being used. As a result of the adoption of FASB No. 121, the Company recognized a non-cash pre-tax charge against earnings of approximately $6.7 million.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following at June 30, 1997 and 1996:


                                                          1997             1996
                                                          ----             ----
Land                                               $   714,357      $   714,357
Well, surface and processing facility               37,431,306       35,084,808
Buildings and improvements                           3,077,413        3,062,186
Machinery and equipment                              2,880,703        2,641,465
Furniture, fixtures and other                          988,154          874,342
Construction in progress                             3,676,162        1,452,186
--------------------------------------------------------------------------------
Total property, plant and equipment                $48,768,095      $43,829,344
================================================================================

CONSOLIDATIONS

On September 30, 1996, the Company participated in a consolidation with EMPAK Inc. ("EMPAK"), whereby EMPAK exited the third-party commercial waste management business and agreed to assist in the transfer of EMPAK's third-party commercial waste management customers to the Company. EMPAK will continue to use its facility in Deer Park, Texas for the disposal of its own waste and the waste of its affiliates and customers of its related businesses. The Company paid EMPAK the sum of $12,000,000 at closing. Additionally, the Company has agreed to pay EMPAK $1,200,000 per year for five years in exchange for the use of EMPAK's deepwell in case of a force majeure at the Company's facilities, thus allowing the Company to mitigate any business disruption that may occur should one of its deepwells have operational or mechanical difficulties.

ACQUISITIONS

On November 14, 1995 the Company completed the purchase of certain assets of E.
I. du Pont de Nemours and Company's ("DuPont") refined acetonitrile business for an undisclosed amount of cash. These assets included certain intangible personal property, inventory and contractual rights. As part of this transaction, DuPont entered into a long-term license agreement with respect to certain intellectual property, a long-term supply agreement pursuant to which DuPont will supply the Company with the raw material stream from which refined acetonitrile is produced and a long-term covenant not to compete. The Company funded the entire consideration with additional borrowings provided by a commercial bank.

The following summarized, unaudited pro-forma results of operations for the year ended June 30, 1996 assumes the acquisition occurred as of the beginning of the respective periods.


                                                              1996
                                                           -----------
Revenue                                                    $41,294,642
Net income (loss)                                           (2,177,591)
Net income (loss) per common share                                (.33)

On March 10, 1995 the Company completed the acquisition of Chemical Waste Management, Inc.'s ("CWM" or the "Seller") waste treatment, storage and disposal facility in Corpus Christi, Texas for $4.5 million. The consideration paid consisted of $500,000 in cash, a $2,000,000 note payable to a commercial bank and a $2,000,000 note payable to the Seller. The acquisition was accounted for by the purchase method, and therefore, the results of operations have been included in the Company's consolidated statements since the date of acquisition.

SENIOR SUBORDINATED NOTES

On December 31, 1996, the Company entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with two institutional investors (the "Purchasers") who purchased, in multiple accounts, (i) $20 million aggregate principal amount of 12.00% senior subordinated notes due December 31, 2003 and
(ii) warrants entitling the Purchasers to purchase, prior to December 31, 2006, 428,400 shares of the Company's common stock, par value $.01 per share, for an exercise price of $.01 per share. The notes and the warrants issued pursuant to the Purchase Agreement (respectively, the "Notes " and the "Warrants") were issued under Rule 506 of Regulation D of the Securities Act of 1933, as amended, on December 31, 1996. NationsBanc Capital Markets, Inc. acted as placement agent. The Company received consideration of $20,000,000 and allocated $18,462,044 for the purchase of the Notes and $1,537,956 for the issuance of the Warrants.

LONG-TERM DEBT AND CREDIT FACILITIES


As of June 30, 1997 and 1996, long-term debt consists of the following:     1997         1996
                                                                         -----------  -----------
Note payable to bank secured by certain land and equipment at a fixed annual rate of interest of 8.44% with quarterly principal installments of $173,913 plus interest through December 1998.  The facility contains restrictive covenants including, among others, minimum tangible net worth requirements, and restrictions relating to
investments, purchases and sales of assets, and payment of dividends.    $ 1,043,478  $ 1,739,130

$15,000,000 unsecured revolving line of credit, at the lending bank's
prime rate of interest (8.50% at June 30, 1997).                           7,000,000    8,200,000

Note payable to bank at the lending bank's prime rate of interest
(8.50% at June 30, 1997) with a fixed rate option available.
Quarterly payments of interest plus principal based on an 8-year amortization are required with a balloon at maturity on October 31,
1998.  Line is secured by first lien deed of trust and direct
assignment of all assets.                                                  5,250,000    6,250,000

Note payable totaling $2,000,000 relating to the acquisition of the
Corpus Christi, Texas facility at the lending bank's prime rate of interest (8.50% at June 30, 1997).  Quarterly payments of $200,000 plus interest are required for the first year, then quarterly
principal payments of $75,000 plus interest are required thereafter.         825,000    1,125,000

Note payable to Chemical Waste Management, Inc. bearing an interest rate of 10% relating to acquisition of Corpus Christi, Texas facility.
 Quarterly interest payments only were required for the first year, then quarterly principal payments of $125,000 plus accrued interest
until maturity in 2000.                                                    1,250,000    1,875,000

Senior subordinated notes at a fixed annual interest rate of 12.00%.
Semi-annual interest payments only are required with a balloon
principal payment due at maturity on December 31, 2003.                   18,571,898           --

-------------------------------------------------------------------------------------------------
Total long-term debt                                                      33,940,376   19,189,130
Less amounts classified as current                                         2,495,652    2,620,652
-------------------------------------------------------------------------------------------------
Long-term portion                                                        $31,444,724  $16,568,478
=================================================================================================

The aggregate annual maturities of all long-term debt are as follows:

Year ending June 30                                                                       Amount
------------------------------------------------------------------------------------------------
1998                                                                                 $ 2,495,652
1999                                                                                   9,147,826
2000                                                                                   3,725,000
2001                                                                                        --
2002                                                                                        --
Thereafter                                                                            18,571,898
------------------------------------------------------------------------------------------------
Total                                                                                $33,940,376
================================================================================================

Interest paid during the years ended June 30, 1997, 1996, and 1995 amounted to $2,555,284, $1,448,214, and $1,249,075 respectively.

RELATED PARTY TRANSACTIONS

In February 1997 the Company granted unsecured loans totaling $650,000 to the CEO and CFO. Principal and interest at a rate of 7% per annum is due February 7, 1998. The loans were used to repay loans to a commercial bank which were guaranteed by the Company.

INCOME TAXES

The provision for income taxes in the consolidated statements of operations is summarized below.

                                                        1997          1996         1995
------------------------------------------------------------------------------------------

Provision:
Federal-Current                                      $ (893,730)  $   625,722   $1,153,036
Federal-Deferred                                      1,343,730    (1,794,151)     484,769
State                                                    90,000      (117,000)     247,955
------------------------------------------------------------------------------------------
Total                                                $  540,000   $(1,285,429)  $1,885,760
==========================================================================================

The provision for income taxes varied from the amount computed by applying the U.S. federal statutory rate as a result of the following:


                                                        1997          1996         1995
------------------------------------------------------------------------------------------
Tax at statutory rate                                $439,491     $(1,154,962)  $1,712,362
State income tax, net of federal income tax benefit    59,400         (77,000)     163,650
Other                                                  41,109         (53,467)       9,748
------------------------------------------------------------------------------------------
Income tax provision                                 $540,000     $(1,285,429)  $1,885,760
==========================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities at June 30, 1997 and 1996 are presented below:

                                                              1997              1996
------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
Amounts deductible when paid                               $  162,687          $ 719,011
Accounts receivable, principally due to
   allowance for doubtful accounts                             17,027             52,370
Compensated absences, principally due to
   accrual for financial reporting purposes                    91,849             81,430
Alternative minimum tax credit carryforwards                1,021,850          1,331,418
------------------------------------------------------------------------------------------
Total gross deferred tax assets                             1,293,413          2,184,229
Less valuation allowance                                      (20,000)           (20,000)
------------------------------------------------------------------------------------------
Total net deferred tax assets                               1,273,413          2,164,229
------------------------------------------------------------------------------------------

DEFERRED TAX LIABILITIES:
Facility and equipment, principally due to differences in
  depreciation and capitalized interest                     2,073,413          1,541,219
------------------------------------------------------------------------------------------
Total deferred tax liabilities                              2,073,413          1,541,219
------------------------------------------------------------------------------------------
Net deferred tax asset (liability)                         $ (800,000)         $ 623,010
==========================================================================================



Federal income taxes paid during the years ended June 30, 1997, 1996 and 1995 were $675,996, $500,000, and $600,000 respectively.

STOCK OPTION PLAN

Under the Company's 1991 Stock Option Plan (1991 Plan), 400,000 shares were originally approved for issuance. An additional 200,000 shares were approved for issuance by the Compensation Committee of the Board of Directors and the stockholders of the Company, bringing the total number of shares available for grant to 600,000. The 1991 Plan provides for both qualified incentive stock options and non-qualified stock options. To date, all options that have been granted under the 1991 Plan are qualified incentive stock options. The 1991 Plan requires that qualified options may not be granted at prices less than fair market value on the dates of the grants and the options may not be outstanding for a period longer than ten years from the date the options are granted.

Under the Company's 1995 Management Equity Incentive/Stock Option Plan (1995
Plan), 500,000 shares were approved for issuance by the Compensation Committee of the Board of Directors. The 1995 Plan provides for both qualified incentive stock options and non-qualified stock options. To date, all options that have been granted under the 1995 Plan are qualified incentive stock options. The 1995 Plan requires that qualified options may not be granted at prices less than fair market value on the dates of the grants and the options may not be outstanding for a period longer than ten years from the date the options are granted.

Transactions for the three years ended June 30, 1997 related to all plans are as follows:

                                                               1997            1996           1995
-----------------------------------------------------------------------------------------------------
Options outstanding on July 1                                  803,600        711,300        408,800
Granted                                                        134,000        100,500        402,500
Exercised (prices ranging from $4.00 to $6.00 per share)       (48,833)        (7,000)            --
Canceled                                                        (8,617)        (1,200)      (100,000)
-----------------------------------------------------------------------------------------------------
Options outstanding at June 30                                 880,150        803,600        711,300
=====================================================================================================

Options price range at June 30                           $4.00 - $6.69  $4.00 - $6.69  $4.00 - $6.00
Options exercisable at June 30                                 618,982        539,767        487,966
Options available for grant at June 30                         157,317        282,700        382,000

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the 1991 Plan and the 1995 Plan and recognized over the weighted average expected life of the options, the Company's net income and income per common share would have been decreased to the pro forma amounts indicated below:


                                                                        1997           1996
-----------------------------------------------------------------------------------------------------
Net Income                                    As reported           $  752,620     $(2,111,518)
                                              Pro forma                629,325      (2,164,598)

Net income per common share                   As reported                 0.11           (0.32)
                                              Pro forma                   0.09           (0.33)
======================================================================================================



The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rates of 5.28% to 6.26%; implied volatilities from 34.6% to 38.6%; expected lives of 4 to 6 years; and no assumed dividend yield.

Weighted average fair values of options granted during 1997 and 1996 as determined by the Black-Scholes pricing model were $2.22 and $2.11, respectively.

MAJOR CUSTOMERS

The Company considers itself to be engaged in one business segment. The Company markets its services on an integrated basis with its services in one area often supporting or leading to projects in other areas. For fiscal 1997 no major customer had revenues exceeding 10% of the Company's total revenues. The following table sets forth those major customers whose revenues exceed 10% of the Company's total revenues for fiscal 1996 and 1995:

                                    1997              1996              1995
--------------------------------------------------------------------------------
Customer A                             *               10%               16%
Customer B                             *                 *               11%
--------------------------------------------------------------------------------
                                       * Less than 10% of consolidated revenues.
================================================================================


These customers have multiple facility locations and divisions which utilize one or more of the various services offered by the Company. The loss of any one of these major customers could have a material adverse effect on the financial condition or the results of operations of the Company. However, management believes that the Company has a strong relationship with each of these major customers and moreover does not anticipate the loss of any of these major customer's business in the near future.

GOVERNMENTAL REGULATIONS

The Company is required to obtain governmental permits and authorizations which are subject to suspension, revocation, modification, denial or non-renewal under certain circumstances for various aspects of its operations. Although management believes that such developments will not occur, the Company's failure to obtain or renew any such permit or authorization or to obtain acceptable permit conditions could have a material adverse effect on the Company.

COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries have cancelable and non-cancelable lease contracts covering certain equipment. Minimum rental commitments under these leases are $597,281, $513,052, $306,666, $129,261, and $120,456 for the years ending June 30, 1998 to 2002, respectively. Rental expense was $623,676, $691,788, and $437,036 for the years ended June 30, 1997, 1996, and 1995, respectively.

On June 29, 1993 a suit was filed by the State of Texas against the Company and other defendants for removal, remedial action, civil penalties, and response costs associated with cleaning up two contaminated properties located in Ector and Midland Counties, Texas. The Company and the State of Texas agreed to a settlement, and the case was non-suited without prejudice on June 11, 1997.
The cost of the settlement was de minimus.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

DIVIDEND POLICY

The Company does not pay any cash dividends on its Common Stock and does not have any plans to do so in the future. The Company intends to continue a policy of retaining income for use in its business.

THE BOARD OF DIRECTORS
THE GNI GROUP, INC.

We have audited the accompanying consolidated balance sheets of The GNI Group, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The GNI Group, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997 in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP



Houston, Texas
August 6, 1997

QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1997 and 1996 are as follows:



                                             Fiscal 1997 Quarters
--------------------------------------------------------------------------------
                                1st          2nd          3rd          4th
                              Quarter      Quarter      Quarter      Quarter
--------------------------------------------------------------------------------
Revenues                     $9,959,627  $10,662,472  $10,584,091  $ 9,520,688
================================================================================
Operating income (loss)      $1,905,524  $ 1,730,571  $ 1,715,644  $(1,283,224)
================================================================================
Net income (loss)            $  987,012  $   668,467  $   640,875  $(1,543,734)
================================================================================
Net income (loss) per share  $      .15  $       .10  $       .09  $      (.22)
================================================================================

                                      Fiscal 1996 Quarters
--------------------------------------------------------------------------------
                         1st         2nd            3rd            4th
                       Quarter     Quarter        Quarter        Quarter
--------------------------------------------------------------------------------
Revenues                $9,461,639  $9,267,394  $ 9,943,422      $10,666,187
================================================================================
Operating income (loss) $1,535,345  $1,427,924  $(7,059,857)(a)  $ 2,186,907
================================================================================
Net income (loss)       $  785,564  $  690,276  $(4,929,855)     $ 1,342,497
================================================================================
Net income (loss) per share    .12         .10         (.75)             .20
================================================================================

(a)  Includes a $6,708,791 asset impairment loss.

Income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly income (loss) per share in 1997 and 1996 does not equal the total income (loss) per share because of the computation of weighted average shares for each of the quarters as compared with the weighted average shares calculation for the full year.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      THE GNI GROUP, INC. AND SUBSIDIARIES



                                   BALANCE AT     CHARGED TO                      BALANCE AT
                                  BEGINNING OF    COSTS AND                         END OF
                                     PERIOD       EXPENSES     DEDUCTIONS           PERIOD
                                  -----------     -------       --------          ----------
Year ended June 30, 1997:

Reserves and allowances deducted
from asset accounts:
Allowance for uncollectible
accounts:                         $   141,655      40,793       (136,393)(1)      $   46,055
                                  -----------     -------       --------          ----------

Year ended June 30, 1996:

Reserves and allowances deducted
from asset accounts:
Allowance for uncollectible
accounts:                         $    38,893     283,113       (180,351)(1)      $  141,655
                                  -----------     -------       --------          ----------

Year ended June 30, 1995:

Reserves and allowances deducted
from asset accounts:
Allowance for uncollectible
accounts:                         $    39,276       5,000         (5,383)(1)      $   38,893
                                  -----------     -------       --------          ----------

(1)  Uncollectible accounts written off, net of recoveries.

                                 Exhibit Index


Exhibit                                                                    Page
-------                                                                   ------
Number                    Exhibit                                         Number
-------                   -------                                         ------

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

3.3     - Form of specimen certificate evidencing the Common Stock.
        This document is incorporated by reference to the Company's
        Registration Statement No. 33-58784 on Form S-1 filed by the
        Company on February 25, 1993, as amended by Amendment No. 1 to
        Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "4.3".

4.1     - Form of 12.00% Senior Subordinated Note due December 31,
        2003.

4.2     - Form of Common Stock Purchase Warrant expiring December 31,
        2006, of the Company.

10.1    - The GNI Group, Inc. 1991 Stock Option Plan, as amended.
        This document is incorporated by reference to the Company's
        Registration Statement No. 33-58784 on Form S-1 filed by the
        Company on February 25, 1993, as amended by Amendment No. 1 to
        Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "10.3".

10.2    - Form of The GNI Group, Inc. 1991 Incentive Stock Option
        Agreement. This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19,
        1993, wherein the Company filed this document as Exhibit
        "10.4".

10.3    - The GNI Group, Inc. 1995 Management Equity Incentive/Stock
        Option Plan.

10.4    - Form of The GNI Group, Inc. 1995 Management Equity
        Incentive/Stock Option Agreement.


10.5    - The GNI Group, Inc. 401(k) Plan Amended And Restated As Of
        July 1, 1989.

10.6    - Deed dated July 17, 1987 executed by DSI Properties, Inc. to
        Disposal Systems, Inc. This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "10.7".

10.7 - Agreement of Purchase and Sale dated April 28, 1989 by and between GNI/Disposal Systems, Inc. and DSI Transports, Inc.
        This document is incorporated by reference to the Company's
        Registration Statement No. 33-58784 on Form S-1 filed by the
        Company on February 25, 1993, as amended by Amendment No. 1 to
        Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "10.8".

10.8    - Asset Purchase Agreement dated May 22, 1984 by and among
        Nuclear Systems, Inc., Gamma Industries, Inc., Nuclear Systems
        Export, Inc. and Gulf Gamma, Inc. This document is incorporated by reference to the Company's Registration
        Statement No. 33-58784 on Form S-1 filed by the Company on
        February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "10.9".

10.9    - Stock Purchase Agreement dated July 17, 1987 by and between
        United Distribution Systems, Inc. and GNI Incorporated. This document is incorporated by reference to the Company's
        Registration Statement No. 33-58784 on Form S-1 filed by the
        Company on February 25, 1993, as amended by Amendment No. 1 to
        Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "10.10".

10.10   - Asset Purchase Agreement dated January 8, 1988 by and among
        Amersham Corporation, The GNI Group, Inc. and Gamma
        Industries, Inc. This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form
        S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19,
        1993, wherein the Company filed this document as Exhibit
        "10.11".

10.11   - Asset Purchase Agreement dated June 17, 1988 by and among
        The GNI Group, Inc., Lefco Western Acquisition Company,
        LefcoWestern, Inc. ("LW") and LW's shareholders, Lefco
        Corporation, George Brock, John LeFevre, Phyllis Brock and
        Jean Adele LeFevre. This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form
        S-1 filed by the Company on February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19,
        1993, wherein the Company filed this document as Exhibit
        "10.12".

10.12 - Stock Purchase Agreement dated September 30, 1988 by and among The GNI Group, Inc., Gulf Nuclear Group, Inc.
        ("Purchaser"). The Agreement was also executed by the sole shareholder of the Purchaser, Oxford Interests, Inc. This document is incorporated by reference to the Company's
        Registration Statement No. 33-58784 on Form S-1 filed by the
        Company on February 25, 1993, as amended by Amendment No. 1 to
        Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "10.13".

10.13   - Asset Purchase Agreement dated August 14, 1989 by and among
        The GNI Group, Inc., Lefco Western, Inc., Lefco Corporation,
        George Brock, John LeFevre and Jean LeFevre. This document is incorporated by reference to the Company's Registration
        Statement No. 33-58784 on Form S-1 filed by the Company on
        February 25, 1993, as amended by Amendment No. 1 to Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "10.14".

10.14 - Asset Purchase Agreement dated as of March 1, 1995 by and among Disposal Systems of Corpus Christi, Inc.; The GNI Group,
        Inc.; Disposal Systems, Inc., and Chemical Waste Management,
        Inc. This document is incorporated by reference to the Company's Current Report on Form 8-K filed by the Company on
        March 24, 1995, wherein the Company filed this document as Exhibit "2.1".

10.15   - GNI-DUPONT AGREEMENT, dated November 14, 1995 by and between
        The GNI Group, Inc. and E.I. du Pont de Nemours and Company.
        This document is incorporated by reference to the Company's
        Current Report on Form 8-K filed by the Company on November 29, 1995, wherein the Company filed this document as Exhibit "2.1".

10.16 - Deepwell Access Agreement dated as of September 30, 1996 by and between EMPAK Inc. and Disposal Systems, Inc., a subsidiary of the Company. This document is incor-porated by reference to the Company's Form 10-Q for the three month period ending on September 30, 1996 filed by the Company on November 14, 1996, wherein the Company filed this document as Exhibit "10.2".

10.17   - Assistance Agreement  dated as of September 30, 1996 among
        Pakhoed Corporation, EMPAK Inc. and Disposal Systems, Inc., a subsidiary of the Company. This document is incorporated by reference to the Company's Form 10-Q for the three month period ending on September 30, 1996 filed by the Company on November 14, 1996, wherein the Company filed this document as Exhibit "10.3".

10.18   - Credit Agreement dated June 30, 1993 by and among The GNI
        Group, Inc.; Disposal Systems, Inc.; Resource Transportation
        Services, Inc.; Chemical Resource Processing, Inc., and
        NationsBank of Texas, N.A. This document is incorporated by reference to the Company's 1993 Annual Report on Form 10-K filed by the Company on September 27, 1993, wherein the Company filed this document as Exhibit "10.17".

10.19   - Amendment No. 1 to Credit Agreement dated as of March 15,
        1994 by and among The GNI Group, Inc.; Disposal Systems, Inc.;
        Resource Transportation Services, Inc.; Chemical Resource
        Processing, Inc., and NationsBank of Texas, N.A. This document is incorporated by reference to the Company's 1994
        Annual Report on Form 10-K filed by the Company on September
        27, 1994, wherein the Company filed this document as Exhibit
        "10.20".

10.20   - Second Amendment to Credit Agreement dated as of August 31,
        1994 by and among The GNI Group, Inc.; Disposal Systems, Inc.;
        Resource Transportation Services, Inc.; Chemical Resource
        Processing, Inc., and NationsBank of Texas, N.A. This document is incorporated by reference to the Company's 1994
        Annual Report on Form 10-K filed by the Company on September
        27, 1994, wherein the Company filed this document as Exhibit
        "10.21"

10.21   - Third Amendment to Credit Agreement dated as of December 31,
        1994 by and among The GNI Group, Inc.; Disposal Systems, Inc.;
        Resource Transportation Services, Inc.; Chemical Resource
        Processing, Inc., and NationsBank of Texas, N.A. This document is incorporated by reference to the Company's 1995
        Annual Report on Form 10-K filed by the Company on September
        22, 1995, wherein the Company filed this document as Exhibit
        "10.22"

10.22   - Fourth Amendment to Credit Agreement dated as of March 3,
        1995 by and among The GNI Group, Inc.; Disposal Systems, Inc.;
        Resource Transportation Services, Inc.; Chemical Resource
        Processing, Inc.; Disposal Systems of Corpus Christi, Inc., and NationsBank of Texas, N.A. This document is incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed by the Company on September 22, 1995, wherein the Company filed this document as Exhibit "10.24".

10.23   - Fifth Amendment to Credit Agreement dated as of March 31,
        1995 by and among The GNI Group, Inc.; Disposal Systems, Inc.;
        Resource Transportation Services, Inc.; Chemical Resource
        Processing, Inc.; Disposal Systems of Corpus Christi, Inc., and NationsBank of Texas, N.A. This document is incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed by the Company on September 22, 1995, wherein the Company filed this document as Exhibit "10.25".

10.24   - Sixth Amendment to Credit Agreement dated as of November 3,
        1995 by and among The GNI Group, Inc.; Disposal Systems, Inc.;
        Resource Transportation Services, Inc.; Chemical Resource
        Processing, Inc.; Disposal Systems of Corpus Christi, Inc., and NationsBank of Texas, N.A.

10.25   - Seventh Amendment to Credit Agreement dated as of September
        23, 1996 by and among The GNI Group, Inc.; Disposal Systems,
        Inc.; Resource Transportation Services, Inc.; GNI Chemicals
        Corporation; Disposal Systems of Corpus Christi, Inc., and
        NationsBank of Texas, N.A. This document is incorporated by reference to the Company's Form 10-Q for the three month period ending on September 30, 1996 filed by the Company on November 14, 1996, wherein the Company filed this document as Exhibit "10.1".

10.26   - Eight Amendment to Credit Agreement dated as of December 31,
        1996 by and among The GNI Group, Inc.; Disposal Systems, Inc.;
        Resource Transportation Services, Inc.; GNI Chemicals
        Corporation; Disposal Systems of Corpus Christi, Inc., and
        NationsBank of Texas, N.A.

10.27   - Ninth Amendment to Credit Agreement dated as of December 31,
        1996 by and among The GNI Group, Inc.; Disposal Systems, Inc.;
        Resource Transportation Services, Inc.; GNI Chemicals
        Corporation; Disposal Systems of Corpus Christi, Inc., and
        NationsBank of Texas, N.A.

10.28   - Tenth Amendment to Credit Agreement dated as of March 18,
        1997 by and among The GNI Group, Inc.; Disposal Systems, Inc.;
        Resource Transportation Services, Inc.; GNI Chemicals
        Corporation; Disposal Systems of Corpus Christi, Inc., and
        NationsBank of Texas, N.A.

10.29   - Note and Warrant Purchase Agreement dated as of December 31,
        1996 by and among The Equitable Life Assurance Society of the
        United States; John Hancock Mutual Life Insurance Company, and
        The GNI Group, Inc.

11      - Statement regarding Calculation of Primary and Fully Diluted
        Earnings Per Share.                                                E-6

21      - Subsidiaries of the Company.                                     E-7

23      - Consent of KPMG Peat Marwick LLP Independent Certified           E-8
        Public Accountants.

27      - Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: September 16, 1997                    The GNI Group, Inc.
                                            Registrant



                                            /s/ Carl V Rush, Jr.
                                            -----------------------------------
                                            Carl V Rush, Jr.
                                            President and CEO
                                            (Principal Executive Officer)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                    Title                       Date
-------------------------     --------------------          ----------------

/s/ Carl V Rush, Jr.          Director, President         September 16, 1997
-------------------------     and CEO
Carl V Rush, Jr.

/s/ Titus H. Harris, III      Executive Vice              September 16, 1997
-------------------------     President, CFO and
Titus H. Harris, III          Secretary (Principal
                              Financial Officer)

/s/ Donna L. Ratliff          Treasurer                   September 16, 1997
-------------------------     (Principal Accounting
Donna L. Ratliff              Officer)

/s/ Titus H. Harris, Jr.      Director, Chairman          September 16, 1997
-------------------------     of the Board
Titus H. Harris, Jr.

/s/ N. E. Dudney, M.D.        Director                    September 16, 1997
-------------------------
N. E. Dudney, M.D.

/s/ John W. Lyons, Jr.        Director                    September 16, 1997
-------------------------
John W. Lyons, Jr.

/s/ G. Stacy Smith            Director                    September 16, 1997
-------------------------
G. Stacy Smith