Form 10-Q
period 1997-09-30
GNI GROUP INC /DE/
filed 1997-11-13
CIK 355269

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended     SEPTEMBER 30, 1997

Commission file number     0-10735

                               THE GNI GROUP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                           76-0232338
-------------------------------------------------------------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                 2525 BATTLEGROUND ROAD, DEER PARK, TEXAS 77536
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (281) 930-0350
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes  _X_           No ___


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                              Yes  ___           No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the registrant's common stock, $.01 par value per share, as of November 1, 1997 was 6,634,525.

                                      INDEX
                               THE GNI GROUP, INC.


                                                                        Page
PART I - FINANCIAL INFORMATION                                         Number


Item 1.           Financial Statements (Unaudited)


                  Consolidated Balance Sheets -
                  September 30, 1997 and June 30, 1997                    1


                  Consolidated Statements of Operations
                  Three Months ended September 30, 1997
                  and September 30, 1996                                  2


                  Consolidated Statements of Cash Flows
                  Three Months ended September 30, 1997
                  and September 30, 1996                                  3


                  Notes to Consolidated Financial
                  Statements                                             4-5


Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                             6-10



Part II - OTHER INFORMATION


Item 1.           Legal Proceedings                                      11


Item 2.           Changes in Securities                                  11


Item 3.           Defaults Upon Senior Securities                        11


Item 4.           Submission of Matters to a Vote
                  of Security Holders                                    11


Item 5.           Other Information                                      11


Item 6.           Exhibits and Reports on Form 8-K                       11

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------
THE GNI GROUP, INC.

                                                                               September 30,          June 30,
                                                                                   1997                 1997
ASSETS
----------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and time deposits                                                     $       491,824        $     807,387
Accounts receivable, less allowance of approximately $54,000
  for 9/30/97 and $46,000 for 6/30/97                                            7,126,250            6,449,885
Inventory                                                                          417,596              524,436
Federal tax receivable                                                             930,470              930,470
Prepaid expenses and other assets                                                3,651,254            2,676,172
----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                            12,617,394           11,388,350
----------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT                                                   50,772,464           48,768,095
Less accumulated depreciation                                                  (16,651,269)         (15,473,844)
----------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                                               34,121,195           33,294,251
----------------------------------------------------------------------------------------------------------------

Restricted time deposits                                                         1,397,199            1,386,699
Intangible assets, net                                                          19,388,073           19,788,457
Other assets                                                                     3,040,184            2,730,447
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                $   70,564,045         $ 68,588,204
================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------


CURRENT LIABILITIES:
Accounts payable                                                            $    3,168,192         $  2,253,663
Accrued liabilities                                                              3,533,075            2,981,203
Federal income taxes payable                                                       310,445                  ---
Notes payable                                                                      572,036                  ---
Current portion of long-term debt                                                2,495,652            2,495,652
----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                       10,079,400            7,730,518
----------------------------------------------------------------------------------------------------------------

Accrued liability                                                                3,233,635            3,724,674
Long-term debt, less current portion                                            30,875,738           31,444,724
Deferred income taxes                                                              797,155              800,000
----------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Non-redeemable convertible preferred stock, $.01 par value. Authorized
   1,000,000 shares; issued 0 shares.                                                  ---                  ---
Common stock, $.01 par value.
   Authorized 20,000,000 shares; issued 6,674,709 shares
   at 9/30/97 and 6,654,709 at 6/30/97                                              66,747               66,547
Additional paid-in capital                                                      21,156,898           21,052,098
Retained earnings                                                                4,401,478            3,816,649
Less cost of treasury stock (40,184 shares)                                        (47,006)             (47,006)
----------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                      25,578,117           24,888,288
----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $   70,564,045         $ 68,588,204
================================================================================================================


Notes to Consolidated Financial Statements are an integral part of these statements.

NOTE: The Balance Sheet at September 30, 1997 is unaudited. The Balance Sheet at June 30, 1997 has been derived from the audited financial statements at that date.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------
THE GNI GROUP, INC.                                   Three Months Ended
                                                         September 30,
                                                       1997         1996
-------------------------------------------------------------------------------


REVENUES                                          $ 10,917,257   $  9,959,627


COST AND EXPENSES:
Cost of services                                     6,145,858      5,701,841
Selling, general and administrative                  1,245,998      1,116,594
Depreciation and amortization                        1,728,768      1,235,668
-------------------------------------------------------------------------------
TOTAL COST AND EXPENSES                              9,120,624      8,054,103
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
OPERATING INCOME                                     1,796,633      1,905,524
-------------------------------------------------------------------------------


Interest income                                         26,323         22,433
Interest expense                                       985,541        370,973
Other income (expense)                                 104,015         (3,772)

-------------------------------------------------------------------------------
INCOME BEFORE TAX                                      941,430      1,553,212
-------------------------------------------------------------------------------

Income tax                                             356,600        566,200

-------------------------------------------------------------------------------
NET INCOME                                        $    584,830   $    987,012
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE                       $        .08   $        .15
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
SHARES USED TO CALCULATE EARNINGS PER SHARE          7,241,923      6,752,098
-------------------------------------------------------------------------------


Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------
THE GNI GROUP, INC.

                                                                           Three Months Ended
                                                                               September 30,
                                                                         1997                 1996
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
NET INCOME                                                           $   584,830          $   987,012

Adjustments to reconcile income to net cash provided
  by operating activities:
  Depreciation and amortization                                        1,728,768            1,235,668
  Deferred taxes                                                          (2,845)             214,019
  Gain on sale of assets                                                  (4,500)              (7,683)
  Change in assets and liabilities:
    Decrease (increase) in accounts receivable                          (676,366)             185,359
    Decrease (increase) in inventory                                     106,840             (109,893)
    Increase in prepaid expenses and other                              (975,081)            (591,186)
    Increase in other assets                                            (445,695)            (139,831)
    Increase (decrease) in accounts payable                              912,288             (129,511)
    Increase (decrease) in accrued liabilities                            60,833             (296,923)
    Increase (decrease) in federal income taxes payable                  310,445             (172,819)
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              1,599,517            1,174,212
=======================================================================================================

Cash flows from investing activities:
Increase in restricted time deposits                                     (10,500)             (99,309)
Payment of cash in connection with
  EMPAK transaction                                                          ---          (12,000,000)
Proceeds from sale of assets                                               4,500               15,700
Purchases of fixed assets                                             (2,019,369)            (737,264)
-------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                 (2,025,369)         (12,820,873)
=======================================================================================================

Cash flows from financing activities:
Cash proceeds from notes payable                                         920,782              852,144
Net cash from exercise of stock options                                  105,000               13,332
Proceeds from issuance of long-term debt                                     ---           12,000,000
Principal payments of long-term debt and notes payable                  (917,733)          (1,894,600)
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                108,049           10,970,876
=======================================================================================================

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (317,803)            (675,785)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         807,387            1,122,941
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   489,584          $   447,156
=======================================================================================================


Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
THE GNI GROUP, INC.                                          September 30, 1997
-------------------------------------------------------------------------------



SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation
    The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions are eliminated.

    The Consolidated Balance Sheet as of September 30, 1997 and the related Statements of Operations and Cash Flows for the three month periods ended September 30, 1997 and 1996 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal, recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and Notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's Annual Financial Statements and Notes.


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

Income Taxes
    The provision for income taxes related to continuing operations in the consolidated statements of operations is summarized below (unaudited):

                                                             Three Months Ended
                                                             September 30, 1997
-------------------------------------------------------------------------------

Provision:
Federal-Current                                                  $    307,600
Federal-Deferred                                                          ---
State                                                                  49,000
-------------------------------------------------------------------------------
Total                                                            $    356,600
-------------------------------------------------------------------------------


    The significant components of deferred income tax expense for the three months ended September 30, 1997 are as follows:

Deferred tax expense (exclusive of the effect of the component
  listed below)                                                  $        ---
Increase in beginning-of-the-year balance of the valuation
  allowance for deferred tax assets                                       ---
-------------------------------------------------------------------------------
Total deferred tax provision                                     $        ---
-------------------------------------------------------------------------------



     The tax effects of temporary timing differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1997 are presented below:

Deferred tax assets:
  Amounts deductible when paid                                    $    465,871
  Accounts receivable, principally due to allowance for
    doubtful accounts                                                   20,053
  Compensated balances, principally due to accrual for financial
    reporting purposes                                                 119,361
  Alternative minimum tax credit carryforward                        1,021,850
--------------------------------------------------------------------------------
    Total deferred tax assets                                      $ 1,627,135
    Less valuation allowance                                           (20,000)
--------------------------------------------------------------------------------
    Net deferred tax assets                                        $ 1,607,135
--------------------------------------------------------------------------------


Deferred tax liabilities:
  Facility and equipment, principally due to differences in
    depreciation and capitalized interest                          $ 2,404,290
  Other                                                                    ---
--------------------------------------------------------------------------------
    Total deferred tax liabilities                                 $ 2,404,290
--------------------------------------------------------------------------------
    Net deferred tax liability                                     $   797,155
--------------------------------------------------------------------------------

                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS-
FISCAL 1998 FIRST QUARTER COMPARED WITH FISCAL 1997 FIRST QUARTER

    Revenues. Revenues for the first quarter of fiscal 1998 were $10,917,257 as compared to $9,959,627 for the comparable period of fiscal 1997, an increase of $957,630, or 9.6%. This increase was primarily attributable to (i) an increase in revenues from the Company's treatment and disposal operation, off-set by (ii) a decrease in chemical manufacturing and processing revenues. Revenues from the Company's treatment and disposal operations increased by approximately $1,740,000, or 44.3%, from the fiscal 1997 first quarter compared to the fiscal 1998 first quarter. Revenues from the fiscal 1998 period benefitted from increased deepwell disposal volumes resulting from the Company's consolidation transaction with EMPAK Inc. ("EMPAK"), which closed on September 30, 1996, whereby EMPAK exited the third-party commercial deepwell disposal business and agreed to assist in the transfer of EMPAK's third-party commercial deepwell customers to the Company. Transportation revenues also increased in the first quarter of fiscal 1998 as compared with the comparable period in fiscal 1997, an increase of approximately $192,000, or 17.6%. This increase in transportation revenues was primarily attributable to the increase in deepwell disposal volumes during the fiscal 1998 period.

    Revenues from the Company's chemical manufacturing and processing subsidiary, GNI Chemicals Corporation ("GNIC"), decreased by approximately $975,000, or 19.7%, in the first quarter of fiscal 1998 as compared to the fiscal 1997 period. The Company's GNIC revenues for the fiscal 1998 period were approximately $3,970,000 as compared to $4,945,000 for the fiscal 1997 period, primarily the result of lower chemical manufacturing and processing revenues compared with the first quarter of fiscal 1997. Specialty chemical sales in the fiscal 1998 period were roughly the same as in last year's period. However, GNIC's custom manufacturing and processing revenues were approximately $1 million higher than in the previous quarter (the fourth quarter of fiscal 1997). The fluctuation in GNIC's quarterly revenues is primarily due to customer decisions related to timing of projects. Therefore, GNIC's custom manufacturing and processing revenues may vary from quarter to quarter. GNIC's strategy is to foster long-term relationships in its manufacturing and processing business, thereby minimizing the quarter to quarter effects of customer timing decisions.

    Cost of Services. Cost of services decreased as a percent of revenues from 57.2% during the first quarter of fiscal 1997 to 56.3% for the first quarter of fiscal 1998. In absolute dollar terms, cost of services increased by approximately $444,000 in support of approximately $958,000 of additional revenues.

    Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses as a percent of revenues were 11.2% and 11.4%, respectively, for the first quarter of fiscal 1997 and fiscal 1998. SG&A expenses for the first quarter of fiscal 1998 increased by 11.6% in absolute dollar terms compared to the first quarter of fiscal 1997.

    Depreciation and Amortization. Depreciation and Amortization ("D&A") expenses increased as a percent of revenues, from 12.4% in the first quarter of fiscal 1997 to 15.8% in the first quarter of fiscal 1998. D&A expenses for the first quarter of fiscal 1998 increased by 39.9% in absolute dollar terms compared to the first quarter of fiscal 1997 due primarily to (i) the additional D&A expenses resulting from the capital improvements made by the Company to its facilities during fiscal 1997, and (ii) the additional D&A expenses associated with the Company's consolidation transaction with EMPAK which were not present in the fiscal 1997 period.

    Net Interest Expense. Net interest expense increased in the fiscal 1998 first quarter as compared with the fiscal 1997 first quarter. This increase was primarily attributable to higher principal balances on the Company's indebtedness and a higher rate of interest on that indebtedness during the fiscal 1998 period. The increased level of indebtedness was associated with (i) capital improvements made by the Company to its facilities during fiscal 1997, and (ii) the debt associated with the Company's recent EMPAK consolidation. The rate of interest was higher in the fiscal 1998 period as compared with the fiscal 1997 period primarily as a result of the Senior Subordinated Notes placement as of December 31, 1996 bearing interest at the annual rate of 12.00%.

    Net Income. The Company recorded net income of $584,830, or $.08 per share, for the first quarter of fiscal 1998 compared to net income of $987,012, or $.15 per share, for the first quarter of fiscal 1997.

    Inflation did not have a material impact on the Company's revenues or income for either the first quarter of fiscal 1998 or fiscal 1997. Further, it is not expected that inflation will have a material impact during the upcoming quarters for either the Company's revenues or income.


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

    The Equipment Line has been utilized to fund capital expenditures of the Company. Effective as of October 1, 1996, the Equipment Line bears interest at the bank's prime rate of interest. The Equipment Line had a two year advancing period through October 31, 1995. As provided for in the Credit Agreement, on October 31, 1994 funds advanced over the previous 12 months converted to a four-year term loan. Upon its conversion to a term loan, quarterly principal payments of $250,000 plus interest are required, with a balloon at maturity. At the time of conversion and thereafter, the Company has the option to fix the interest rate. As of September 30, 1997, the unpaid principal balance outstanding on the Equipment Line was $5,000,000.

    The Term Loan represents borrowings that were originally used by the Company to finance the construction of the Company's GNIC facility, which was completed in the first quarter of fiscal 1991. The Term Loan bears interest at a fixed rate of 8.44%, matures December 1, 1998, and requires quarterly principal payments of $173,913. The unpaid principal balance of the Term Loan totaled $869,565 at September 30, 1997.

    Effective as of March 3, 1995, the bank and the Company amended the Credit Agreement to provide an additional $2,000,000 in term debt ("Acquisition Line") that was used for the acquisition of Chemical Waste Management, Inc.'s ("CWM") waste treatment, storage and disposal facility located in Corpus Christi, Texas. The Acquisition Line has a five-year maturity and bears interest at the bank's prime rate of interest. Quarterly principal payments of $200,000 plus interest were required for the first year, then quarterly payments of $75,000 plus interest are required until maturity. As of September 30, 1997, the unpaid principal balance outstanding on the Acquisition Line was $750,000.

    In connection with the acquisition of its Corpus Christi, Texas facility, CWM took back a note in the principal amount of $2,000,000 as part of the consideration ("CWM Note"). The CWM Note has a maturity of five years and bears interest at the rate of 10% per year. The first year of the CWM Note was interest-only; thereafter, quarterly principal payments of $125,000 plus accrued interest are required until maturity. As of September 30, 1997, the unpaid principal balance outstanding on the CWM Note was $1,125,000.

    Effective as of November 3, 1995, the bank and the Company amended the Credit Agreement (i) to extend the maturity date of the Revolver to October 31, 1997 and (ii) to increase the total commitment amount of the Revolver from $4,000,000 to $10,000,000. The Revolver is used by the Company for working capital and other general corporate purposes. From November 3, 1995 until September 23, 1996, the amount drawn under the Revolver could not exceed a borrowing base limitation equal to the sum of (a) 80% of the Company's consolidated accounts receivable plus (b) the lesser of 50% of the Company's product inventory, or $500,000; plus (c) the flat amount of $3,250,000 until April 30, 1996 when such amount was reduced by $200,000 per quarter, and then would have been reduced to $0 beginning December 31, 1996, and thereafter. Then, effective as of September 23, 1996, the bank and the Company again amended the Credit Agreement (i) to decrease the total commitment amount of the Revolver from $10,000,000 to $7,000,000; (ii) to remove the flat amount concept, item (c) above, from the borrowing base limitation calculation, and (iii) to provide for a $15,000,000 term loan more fully described in the following paragraph. Most recently, effective March 18, 1997, the bank and the Company again amended the Credit Agreement (i) to increase the total commitment amount of the Revolver from $7,000,000 to $15,000,000; and (ii) to remove the concept of a borrowing base limitation. Therefore, effective as of March 18,1997, the Company has availability on the entire $15,000,000. Although the maturity date of the Revolver remained unchanged, the Company and the bank are in discussions regarding extending the maturity date and other matters. Effective as of October 1, 1996, advances under the Revolver bear interest at the bank's prime rate of interest. As of September 30, 1997, the Company has an unpaid principal balance outstanding on the Revolver of $7,000,000.

    Effective as of September 23, 1996, the bank and the Company amended the Credit Agreement to provide an additional term note in the amount of $15,000,000 ("Term Note"). The Term Note was used by the Company (i) to fund the $12,000,000 EMPAK transaction that closed on September 30, 1996; and (ii) to transfer the flat amount of $3,000,000, referred to in item (c) above, from the Revolver's borrowing base calculation. The Term Note carried an interest rate equal to the bank's prime rate of interest. On December 31, 1996, the Company repaid the Term
Note in its entirety with a portion of the proceeds from the Company's $20,000,000 aggregate principal amount of 12.00% senior subordinated notes with warrants, as more fully described in the paragraph below.

    On December 31, 1996, the Company entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with two institutional investors who purchased $20 million aggregate principal amount of 12.00% senior subordinated notes, together with warrants to purchase 428,400 shares of the Company's Common Stock. The notes and the warrants issued pursuant to the Purchase Agreement (respectively, the "Notes" and the "Warrants") were issued under Rule 506 of Regulation D of the Securities Act of 1993, as amended, on December 31, 1996. NationsBanc Capital Markets, Inc. acted as placement agent. The Company received consideration of $18,462,044 for the purchase of the Notes and $1,537,956 for the issuance of the Warrants.

    For the first quarter of fiscal 1998 the Company provided approximately $1,600,000 in net cash from operations compared with approximately $1,174,000 for the fiscal 1997 period. This increase of approximately $426,000 was attributable to several factors, some of which were off-setting: (i) lower net income in the fiscal 1998 period as compared with the fiscal 1997 period, (ii) a higher level of D&A expenses in the fiscal 1998 period as compared with the fiscal 1997 period, (iii) an increase in accounts receivable in the fiscal 1998 period compared with a slight decrease in the fiscal 1997 period, (vi) an increase in accounts payable for the first quarter of fiscal 1998 compared with a slight decrease in the fiscal 1997 period, and (v) an increase in federal income taxes payable during the first quarter of fiscal 1998 compared with a slight decrease in the fiscal 1997 period. The higher level of D&A expenses in the fiscal 1998 period as compared with the fiscal 1997 period was primarily a result of the additional D&A expenses associated with the Company's recent EMPAK consolidation transaction. Accounts receivable increased during the first quarter of fiscal 1998 primarily as a result of an increase in revenues during that period, as compared with the first quarter of fiscal 1997 when the level of accounts receivable remained nearly unchanged. The increase in accounts payable during the fiscal 1998 period was primarily a result of the increase in the level of capital expenditures made by the Company during the period.

    During the first quarter of fiscal 1998 and fiscal 1997, the Company's net cash used in investing activities was $2,025,000 and $12,821,000, respectively. For fiscal 1997, the main component was the cash payment of $12,000,000 made on the last day of the fiscal 1997 first quarter in connection with the EMPAK consolidation transaction. The Company's capital expenditures during the first quarter of fiscal 1998 and fiscal 1997 were approximately $2,019,000 and $737,000, respectively. Capital expenditures for fixed assets for the first quarter of both fiscal 1998 and fiscal 1997 were primarily related to general improvements to the Company's GNIC and treatment and disposal facilities. For the first quarter of fiscal 1998, the Company's financing activities provided approximately $108,000 compared with approximately $10,971,000 in the fiscal 1997 period. For the fiscal 1997 period, the largest source of financing was the net cash proceeds from the issuance of the Term Note by the Company's bank.

    Primarily as a result of the Company's capital expenditures made during the first quarter of fiscal 1998, (i) cash balances decreased approximately $315,000 during the period, and (ii) accounts payable increased by approximately $914,000 during the period. During the first quarter of fiscal 1998, accounts receivable increased by approximately $677,000, primarily as a result of the increased level of revenues generated during the period. During the first quarter of fiscal 1998, Prepaid expenses and other current assets increased by approximately $975,000 and Notes payable increased by approximately $572,000, each primarily as a result of the renewal of the Company's various annual insurance coverages during the first quarter of fiscal 1998.

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


                                               THE GNI GROUP, INC.




Date:   November 13, 1997                      /s/Carl V Rush, Jr.
     ---------------------------               ---------------------
                                               Carl V Rush, Jr.
                                               President and CEO




Date:   November 13, 1997                      /s/Donna L. Ratliff
     ---------------------------               ---------------------
                                               Donna L. Ratliff
                                               Treasurer
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX


                         27 -- Financial Data Schedule