Form 10-Q
period 1997-12-31
GNI GROUP INC /DE/
filed 1998-02-13
CIK 355269

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)
    [x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997.

                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO ____________


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant's common stock, $.01 par value per share, as of February 1, 1998 was 6,634,525.



================================================================================

                                     INDEX
                              THE GNI GROUP, INC.

                                                                                                                     Page
                 PART I - FINANCIAL INFORMATION                                                                     Number
                 ------------------------------                                                                     ------

                 Item 1.          Financial Statements (Unaudited)

                                  Consolidated Balance Sheets
                                  December 31, 1997 and June 30, 1997                                                  1

                                  Consolidated Statements of Operations
                                  Three and Six Months ended Decem-
                                  ber 31, 1997 and December 31, 1996                                                   2

                                  Consolidated Statements of Cash Flows
                                  Six Months ended December 31, 1997
                                  and December 31, 1996                                                                3

                                  Notes to Consolidated Financial
                                  Statements                                                                         4-5

                 Item 2.          Management's Discussion and Analysis
                                  of Financial Condition and Results of
                                  Operations                                                                         6-12



Part II - OTHER INFORMATION
---------------------------

                 Item 1.  Legal Proceedings                                                                           13

                 Item 2.  Changes in Securities                                                                       13

                 Item 3.  Defaults Upon Senior Securities                                                             13

                 Item 4.  Submission of Matters to a Vote
                          of Security Holders                                                                       13-14

                 Item 5.  Other Information                                                                           14

                 Item 6.  Exhibits and Reports on Form 8-K                                                            14

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

---------------------------------------------------------------------------------------------------------------
THE GNI GROUP, INC.                                                       December 31,            June 30,
                                                                            1997                    1997
ASSETS
---------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:

Cash and time deposits                                                  $         385,002     $          807,387
Accounts receivable, less allowance of approximately $129,000
  for 12/31/97 and $46,000 for 6/30/97                                          7,925,714              6,449,885
Inventory                                                                         522,913                524,436
Federal tax receivable                                                            930,470                930,470
Prepaid expenses and other assets                                               3,358,623              2,676,172
---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                           13,122,722             11,388,350
---------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT                                                  51,659,337            48,768,095
Less accumulated depreciation                                                (17,383,618)           (15,473,844)
---------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                                              34,275,719            33,294,251
---------------------------------------------------------------------------------------------------------------

Restricted time deposits                                                        1,419,729             1,386,699
Intangible assets, net                                                         18,989,838            19,788,457
Other assets                                                                    2,966,986             2,730,447
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            $      70,774,994     $      68,588,204
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
Accounts payable                                                        $       2,487,313     $       2,253,663
Accrued liabilities                                                             3,134,130             2,981,203
Federal income taxes payable                                                      458,192                ---
Notes payable                                                                     326,877                ---
Current portion of long-term debt                                               2,495,652             2,495,652
---------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                       8,902,164             7,730,518
---------------------------------------------------------------------------------------------------------------

Accrued liabilities                                                             3,212,585             3,724,674
Long-term debt, less current portion                                           31,806,752            31,444,724
Deferred income taxes                                                             875,183               800,000
---------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Non-redeemable convertible preferred stock, $.01 par value.
  Authorized 1,000,000 shares; issued 0 shares.                                     ---                  ---
Common stock, $.01 par value.
  Authorized 20,000,000 shares; issued 6,674,709 shares
  at 12/31/97 and 6,654,709 shares at 6/30/97.                                     66,747                66,547
Additional paid-in capital                                                     21,156,898            21,052,098
Retained earnings                                                               4,801,671             3,816,649
Less cost of treasury stock (40,184 shares)                                      (47,006)               (47,006)
---------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                     25,978,310            24,888,288
---------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $      70,774,994     $      68,588,204
===============================================================================================================


Notes to Consolidated Financial Statements are an integral part of these statements.

NOTE: The Balance Sheet at December 31, 1997 is unaudited. The Balance Sheet at June 30, 1997 has been derived from the audited financial statements at that date.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

--------------------------------------------------------------------------------------------------------------
THE GNI GROUP, INC.                                  Three Months Ended                 Six Months Ended
                                                        December 31,                       December 31,
                                                    1997             1996             1997             1996
--------------------------------------------------------------------------------------------------------------
REVENUES                                      $   10,681,801   $   10,662,472   $   21,599,058    $ 20,622,099


COST AND EXPENSES:
Cost of services                                   5,965,599        6,317,406       12,111,456      12,025,693
Selling, general and administrative                1,295,782        1,155,631        2,541,780       2,265,779
Depreciation and amortization                      1,828,203        1,458,864        3,556,971       2,694,532
--------------------------------------------------------------------------------------------------------------
TOTAL COST AND EXPENSES                            9,089,584        8,931,901       18,210,207      16,986,004
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                   1,592,217        1,730,571        3,388,851       3,636,095
--------------------------------------------------------------------------------------------------------------


Interest income                                       34,923           17,890           61,245          40,323
Interest expense                                     987,202          705,138        1,972,743       1,076,110
Other income                                           2,756           14,444          106,770          10,671

--------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAX                                    642,694        1,057,767        1,584,123       2,610,979
--------------------------------------------------------------------------------------------------------------

Income tax                                           242,500          389,300          599,100         955,500

--------------------------------------------------------------------------------------------------------------
NET INCOME                                    $      400,194   $      668,467   $      985,023   $   1,655,479
==============================================================================================================

--------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE                   $          .06   $          .10   $          .14   $         .25
==============================================================================================================

--------------------------------------------------------------------------------------------------------------
SHARES USED TO CALCULATE E.P.S.                    7,201,073        6,753,633        7,218,353       6,752,865
==============================================================================================================

Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

---------------------------------------------------------------------------------------------------------------
THE GNI GROUP, INC.                                                                 Six Months Ended
                                                                                       December 31,
                                                                                 1997                1996
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
NET INCOME                                                              $         985,023     $       1,655,479
Adjustments to reconcile income from
  continuing operations to net cash provided
  by operating activities:
  Depreciation and amortization                                                 3,556,971             2,694,532
  Deferred taxes                                                                   75,183               454,511
  Gain on sale of asset                                                           (4,500)               (7,683)
  Change in assets and liabilities, net of acquisition:
    Increase in accounts receivable                                           (1,475,830)           (1,522,228)
    Decrease (increase) in inventory                                                1,523             (144,295)
    Increase in prepaid expenses and other                                      (682,449)             (332,031)
    Increase in other assets                                                    (510,913)           (1,673,090)
    Increase in accounts payable                                                  233,649               876,112
    Decrease in accrued liabilities                                             (359,162)             (555,133)
    Increase (decrease) in income taxes payable                                   458,192              (99,011)
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       2,277,687             1,347,163
===============================================================================================================

Cash flows from investing activities:
Increase in restricted time deposits                                             (33,030)             (111,309)
Payment of cash in connection with EMPAK transaction                                ---            (12,000,000)
Proceeds from sale of asset                                                         4,500                15,700
Purchases of fixed assets                                                     (3,465,448)           (2,344,660)
---------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                         (3,493,978)          (14,440,269)
===============================================================================================================

Cash flows from financing activities:
Cash proceeds from notes payable                                                  920,782               852,144
Net cash from exercise of stock options                                           105,000                27,332
Proceeds from issuance of long term debt                                            ---              12,000,000
Proceeds from issuance of senior subordinated debt
  and warrants                                                                      ---              20,000,000
Net proceeds from revolving line                                                1,500,000                ---
Principal payments of long-term debt and notes payable                        (1,731,876)          (20,562,390)
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         793,906            12,317,086
---------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (422,385)             (776,020)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  807,387             1,122,941
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $         385,002     $         346,921
===============================================================================================================

Notes to Consolidated Financial Statements are an integral part of these statements.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE GNI GROUP, INC.                                            December 31, 1997
--------------------------------------------------------------------------------

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions are eliminated.

    The Consolidated Balance Sheet as of December 31, 1997 and the related Statements of Operations for the three and six month periods ended December 31, 1997 and 1996, and Statements of Cash Flows for the six month period ended December 31, 1997 and 1996 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal, recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and Notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's Annual Financial Statements and Notes.

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

Income Taxes

    The provision for income taxes related to continuing operations in the consolidated statements of operations is summarized below (unaudited):

                                                                            Six Months Ended
                                                                           December 31, 1997
--------------------------------------------------------------------------------------------
Provision:
Federal-Current                                                                $     458,192
Federal-Deferred                                                                      75,183
State                                                                                 65,725
--------------------------------------------------------------------------------------------
Total                                                                          $     599,100
--------------------------------------------------------------------------------------------

    The significant components of deferred income tax expense for the six months ended December 31, 1997 are as follows:

Deferred tax expense (exclusive of the effect of the component
  listed below)                                                                 $     75,183
Increase in beginning-of-the-year balance of the valuation allowance for
  deferred tax assets                                                                     --
--------------------------------------------------------------------------------------------
Total deferred tax provision                                                    $     75,183
--------------------------------------------------------------------------------------------

    The tax effects of temporary timing differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 are presented below:

Deferred tax assets:
  Amounts deductible when paid                                                         417,873
  Accounts receivable, principally due to allowance for doubtful accounts               47,781
  Compensated balances, principally due to accrual for financial
    reporting purposes                                                                  87,049
  Alternative minimum tax credit carryforward                                        1,021,850
-----------------------------------------------------------------------------------------------
    Total deferred tax assets                                                   $    1,574,553
    Less valuation allowance                                                           (20,000)
-----------------------------------------------------------------------------------------------
    Net deferred tax assets                                                     $    1,554,553
-----------------------------------------------------------------------------------------------

Deferred tax liabilities:
  Facility and equipment, principally due to differences in depreciation
    and capitalized interest                                                    $    2,429,736
  Other                                                                                  --
-----------------------------------------------------------------------------------------------
    Total deferred tax liabilities                                              $    2,429,736
-----------------------------------------------------------------------------------------------
    Net deferred tax liability                                                  $      875,183
-----------------------------------------------------------------------------------------------

                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS-
FISCAL 1998 SECOND QUARTER COMPARED WITH FISCAL 1997 SECOND QUARTER

    Revenues. Revenues for the second quarter of fiscal 1998 were $10,681,801 as compared to $10,662,472 for the comparable period of fiscal 1997, an increase of $19,329, or 0.2%. This increase was primarily attributable to (i) an increase in revenues from the Company's treatment and disposal operation, off-set by (ii) a decrease in chemical manufacturing and processing revenues, primarily the result of lower specialty chemical sales. Revenues from the Company's treatment and disposal operation increased by approximately $258,000, or 5.1%, from the fiscal 1997 second quarter compared to the fiscal 1998 second quarter. Revenues from the fiscal 1998 period benefitted from increased deepwell disposal volumes resulting from the Company's consolidation transaction with EMPAK Inc. ("EMPAK"), which closed on September 30, 1996, whereby EMPAK exited the third-party commercial deepwell disposal business and agreed to assist in the transfer of EMPAK's third-party commercial deepwell customers to the Company. The EMPAK transaction provided for a 90-day customer transition period; thus, the full effect of the EMPAK transaction was not present in the fiscal 1997 period. Transportation revenues also increased in the second quarter of fiscal 1998 as compared with the comparable period in fiscal 1997, an increase of approximately $24,000, or 2.0%. This increase in transportation revenues was primarily attributable to the increase in deepwell disposal volumes during the fiscal 1998 period.

    Revenues from the Company's chemical manufacturing and processing subsidiary, GNI Chemicals Corporation ("GNIC"), decreased by approximately $262,000, or 5.6%, in the second quarter of fiscal 1998 as compared to the fiscal 1997 period. The Company's GNIC revenues for the fiscal 1998 period were approximately $4,398,000 as compared to $4,660,000 for the fiscal 1997 period, primarily the result of lower specialty chemical sales compared with the second quarter of fiscal 1997. Chemical manufacturing and processing revenues in the fiscal 1998 period were higher than in last year's period. Additionally, GNIC's custom manufacturing and processing revenues were approxi-mately $428,000 higher than the previous quarter (the first quarter of fiscal 1998). The fluctuation in GNIC's revenues is primarily due to customer decisions related to timing of projects. Therefore, GNIC's custom manufacturing and processing revenues may vary from quarter to quarter. GNIC's strategy is to foster long-term relationships in its manufacturing and processing business, thereby minimizing the quarter to quarter effects of customer timing decisions.

    Cost of Services. Cost of services decreased as a percent of revenues from 59.2% during the second quarter of fiscal 1997 to 55.9% for the second quarter of fiscal 1998. In absolute dollar terms, cost of services decreased by approximately $352,000 in conjunction with an increase of approximately $19,000 in revenues.

    Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses as a percent of revenues were 12.1% and 10.8%, respectively, for the second quarter of fiscal 1998 and fiscal 1997. SG&A expenses for the second quarter of fiscal 1998 increased by 12.1% in absolute dollar terms compared to the second quarter of fiscal 1997.

    Depreciation and Amortization Expenses. Depreciation and Amortization (D&A) expenses increased as a percent of revenues from 13.7% in the second quarter of fiscal 1997 to 17.1% in the second quarter of fiscal 1998. D&A expenses for the second quarter of fiscal 1998 increased by 25.3% in absolute dollar terms compared to the second quarter of fiscal 1997 due primarily to the additional D&A expenses resulting from the capital improvements made by the Company to its facilities during calendar 1997.

    Net Interest Expense. Net interest expense increased in the fiscal 1998 second quarter as compared with the fiscal 1997 second quarter. This increase resulted from roughly the same level of principal balances on the Company's indebtedness combined with a higher rate of interest on that indebtedness during the fiscal 1998 period. The rate of interest was higher in the fiscal 1998 period as compared with the fiscal 1997 period primarily as a result of the Senior Subordinated Notes placement as of December 31, 1996 bearing interest at the rate of 12.00%.

    Net Income. The Company had net income of $400,194, or $.06 per share, for the second quarter of fiscal 1998 compared with net income of $668,467, or $.10 per share, for the second quarter of fiscal 1997.


FISCAL 1998 SIX MONTHS COMPARED TO FISCAL 1997 SIX MONTHS

    Revenues. Revenues for the first six months of fiscal 1998 were $21,599,058 as compared to $20,622,099 for the comparable period of fiscal 1997, an increase of $976,959, or 4.7%. This increase was primarily attributable to (i) an increase in revenues from the Company's treatment and disposal operation, off-set by (ii) a decrease in chemical manufacturing and processing revenues and specialty chemical sales. Revenues from the Company's treatment and disposal operation increased by approximately $1,998,000, or 22.9%, from the fiscal 1997 six month period compared to the fiscal 1998 six month period. Revenues from the fiscal 1998 period benefitted from increased deepwell disposal volumes resulting from the Company's consolidation transaction with EMPAK Inc. ("EMPAK"), which closed on September 30, 1996, whereby EMPAK exited the third-party commercial deepwell disposal business and agreed to assist in the transfer of EMPAK's third-party commercial deepwell customers to the Company. The EMPAK transaction provided for a 90-day customer transition period; thus, the full effect of the EMPAK transaction was not present in the fiscal 1997 period. Transportation revenues also increased in the first six months of fiscal 1998 as compared with the comparable period in fiscal 1997, an increase of approximately $216,000, or 9.4%. This increase in transportation revenues was primarily attributable to the increase in deepwell disposal volumes during the fiscal 1998 period.

    Revenues from the Company's chemical manufacturing and processing subsidiary, GNI Chemicals Corporation ("GNIC"), decreased by approximately $1,237,000, or 12.9%, in the first six months of fiscal 1998 as compared to the fiscal 1997 period. The Company's GNIC revenues for the fiscal 1998 period were approximately $8,368,000 as compared to $9,605,000 for the fiscal 1997 period, primarily the result of lower chemical manufacturing and processing revenues compared with the first six months of fiscal 1997. Additionally, specialty chemical sales in the fiscal 1998 period were lower than in last year's period. The fluctuation in GNIC's revenues is primarily due to customer decisions related to timing of projects. Therefore, GNIC's custom manufacturing and processing revenues may vary from period to period. GNIC's strategy is to foster long-term relationships in its manufacturing and processing business, thereby minimizing the effects of customer timing decisions.

    Cost of Services. Cost of services decreased as a percent of revenues from 58.3% during the first six months of fiscal 1997 to 56.1% for the first six months of fiscal 1998. In absolute dollar terms, cost of services increased by approximately $86,000 in support of approximately $977,000 of additional revenues.

    Selling, General and Administrative Expenses. SG&A expenses as a percent of revenues were 11.0% and 11.8% of revenues, respectively, for the first six months of fiscal 1997 and fiscal 1998. SG&A expenses for the first six months of fiscal 1998 increased by 12.2% in absolute dollar terms compared to the first six months of fiscal 1997.

    Depreciation and Amortization Expenses. D&A expenses increased as a percent of revenues, from 13.1% in the first six months of fiscal 1997 to 16.5% in the first six months of fiscal 1998. D&A expenses for the first six months of fiscal 1998 increased by 32.0% in absolute dollar terms compared to the first six months of fiscal 1997 due primarily to (i) the capital improvements made by the Company to its facilities during the first half of calendar 1997, and (ii) the additional D&A expenses associated with the Company's consolidation transaction with EMPAK which were not present for the entire fiscal 1997 period.

    Net Interest Expense. Net interest expense increased for the first six months of fiscal 1998 compared to the first six months of fiscal 1997. This increase resulted from a higher weighted average level of principal balances on the Company's indebtedness combined with a higher rate of interest on that indebtedness during the fiscal 1998 period. The higher level of indebtedness is a result of the additional debt used to fund the EMPAK transaction that closed during the middle of the fiscal 1997 period. The rate of interest was higher in the fiscal 1998 period as compared with the fiscal 1997 period primarily as a result of the Senior Subordinated Notes placement as of December 31, 1996 bearing interest at the rate of 12.00%.

    Net Income. The Company had net income of $985,023, or $.14 per share, for the first six months of fiscal 1998 compared with net income of $1,655,479, or $.25 per share, for the first six months of fiscal 1997.

    Inflation did not have a material impact on the Company's revenues or income for either the fiscal 1998 or 1997 periods. Further, it is not expected that inflation will have a material impact during the upcoming quarters for either the Company's revenues or income.


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

    The Equipment Line has been utilized to fund capital expenditures of the Company. Effective as of October 1, 1996, the Equipment Line bears interest at the bank's prime rate of interest. The Equipment Line had a two year advancing period through October 31, 1995. As provided for in the Credit Agreement, on October 31, 1994 funds advanced over the previous 12 months converted to a four-year term loan. Upon its conversion to a term loan, quarterly principal payments of $250,000 plus interest are required, with a balloon at maturity.
At the time of conversion and thereafter, the Company has the option to fix the interest rate. As of December 31, 1997, the unpaid principal balance outstanding on the Equipment Line was $4,750,000.

    The Term Loan represents borrowings that were originally used by the Company to finance the construction of the Company's GNIC facility, which was completed in the first quarter of fiscal 1991. The Term Loan bears interest at a fixed rate of 8.44%, matures December 1, 1998, and requires quarterly principal payments of $173,913. The unpaid principal balance of the Term Loan totaled $695,652 at December 31, 1997.

    Effective as of March 3, 1995, the bank and the Company amended the Credit Agreement to provide an additional $2,000,000 in term debt ("Acquisition Line") that was used for the acquisition of Chemical Waste Management, Inc.'s ("CWM") waste treatment, storage and disposal facility located in Corpus Christi, Texas. The Acquisition Line has a five-year maturity and bears interest at the bank's prime rate of interest. Quarterly principal payments of $200,000 plus interest were required for the first year, then quarterly payments of $75,000 plus interest are required until maturity. As of December 31, 1997, the unpaid principal balance outstanding on the Acquisition Line was $675,000.

    In connection with the acquisition of its Corpus Christi, Texas facility, CWM took back a note in the principal amount of $2,000,000 as part of the consideration ("CWM Note"). The CWM Note has a maturity of five years and bears interest at the rate of 10% per year. The first year of the CWM Note was interest-only; thereafter, quarterly principal payments of $125,000 plus accrued interest are required until maturity. As of December 31, 1997, the unpaid principal balance outstanding on the CWM Note was $1,000,000.

    Effective as of November 3, 1995, the bank and the Company amended the Credit Agreement (i) to extend the maturity date of the Revolver to October 31, 1997 and (ii) to increase the total commitment amount of the Revolver from $4,000,000 to $10,000,000. The Revolver is used by the Company for working capital and other general corporate purposes. From November 3, 1995 until September 23, 1996, the amount drawn under the Revolver could not exceed a borrowing base limitation equal to the sum of (a) 80% of the Company's consolidated accounts receivable plus (b) the lesser of 50% of the Company's product inventory, or $500,000; plus (c) the flat amount of $3,250,000 until April 30, 1996 when such amount was reduced by $200,000 per quarter, and then would have been reduced to $0 beginning December 31, 1996, and thereafter. Then, effective as of September 23, 1996, the bank and the Company again amended the Credit Agreement (i) to decrease the total commitment amount of the Revolver from $10,000,000 to $7,000,000; (ii) to remove the flat amount concept, item (c) above, from the borrowing base limitation calculation, and
(iii) to provide for a $15,000,000 term loan more fully described in the following paragraph. Most recently, effective March 18, 1997, the bank and the Company again amended the Credit Agreement (i) to increase the total commitment amount of the Revolver from $7,000,000 to $15,000,000; and (ii) to remove the concept of a borrowing base limitation. Therefore, effective as of March 18,1997, the Company has availability on the entire $15,000,000. Although the maturity date of the Revolver remained unchanged, the Company and the bank are in discussions regarding extending the maturity date and other matters. Effective as of October 1, 1996, advances under the Revolver bear interest at the bank's prime rate of interest. As of December 31, 1997, the Company has an unpaid principal balance outstanding on the Revolver of $8,500,000.

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

    On December 31, 1996, the Company entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with two institutional investors who purchased $20 million aggregate principal amount of 12.00% senior subordinated notes, together with warrants to purchase 428,400 shares of the Company's Common Stock. The notes and the warrants issued pursuant to the Purchase Agreement (respectively, the "Notes" and the "Warrants") were issued under Rule 506 of Regulation D of the Securities Act of 1993, as amended, on December 31, 1996. NationsBanc Capital Markets, Inc. acted as placement agent. The Company received consideration of $18,462,044 for the purchase of the Notes and $1,537,956 for the issuance of the Warrants. As of December 31, 1997, the outstanding balance on the Notes reflected on the Company's Balance Sheet was $18,681,752.

    For the six months of fiscal 1998 the Company provided approximately $2,278,000 in net cash from operations compared with approximately $1,347,000 for the fiscal 1997 period. This increase of approximately $931,000 was attributable to several factors, some of which were off-setting: (i) lower net income in the fiscal 1998 period as compared with the fiscal 1997 period, (ii) a higher level of D&A expenses in the fiscal 1998 period as compared with the fiscal 1997 period, (iii) a larger increase in other assets in the fiscal 1997 period than in the fiscal 1998 period, (vi) a larger increase in accounts payable for the fiscal 1997 period than in the fiscal 1998 period, and (v) an increase in federal income taxes payable during the fiscal 1998 period compared with a slight decrease in the fiscal 1997 period. The higher level of D&A expenses in the fiscal 1998 period as compared with the fiscal 1997 period was primarily a result of the additional D&A expenses associated with the Company's recent EMPAK consolidation transaction. Other assets increased to a greater extent during the fiscal 1997 period as compared with fiscal 1998, primarily as a result of the deferred costs associated with the senior subordinated notes transaction that closed at the end of the fiscal 1997 period. The increase in accounts payable during the fiscal 1997 period was primarily a result of the increase in the level of capital expenditures made by the Company during the fiscal 1997 period.

    During the first six months of fiscal 1998 and fiscal 1997, the Company's net cash used in investing activities was $3,494,000 and $14,440,000, respectively. For fiscal 1997, the main component was the cash payment of $12,000,000 made during the fiscal 1997 period in connection with the EMPAK consolidation transaction. The Company's capital expenditures during the first six months of fiscal 1998 and fiscal 1997 were approximately $3,465,000 and $2,345,000, respectively. Capital expenditures for fixed assets for both of the fiscal 1998 and fiscal 1997 periods were primarily related to general improvements to the Company's GNIC and treatment and disposal facilities. For the first six months of fiscal 1998, the Company's financing activities provided approximately $794,000 compared with approximately $12,317,000 in the fiscal 1997 period. For the fiscal 1997 period, the largest source of financing was the net cash proceeds from the issuance of the senior subordinated notes on the last day of the fiscal 1997 period.

    Primarily as a result of the Company's capital expenditures made during the first six months of fiscal 1998, (i) cash balances decreased approximately $422,000 during the period, and (ii) net fixed assets increased by approximately $981,000 during the period. During the first six months of fiscal 1998, accounts receivable increased by approximately $1,476,000, primarily as a result of the increased level of revenues generated during the period. During the first six months of fiscal 1998, Prepaid expenses and other current assets increased by approximately $683,000 and Notes payable increased by approximately $327,000, each primarily as a result of the renewal of the Company's various annual insurance coverages during the fiscal 1998 period. Federal income taxes payable increase during the fiscal 1998 period as a result of the net income earned during the period.


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

            None.


Item 3.     Defaults Upon Senior Securities

            None.


Item 4.     Submissions of Matters to a Vote of Security Holders

            The annual meeting of stockholders of the Company for the fiscal year ended June 30, 1997, was held on October 28, 1997.

            The following matters were voted upon and approved by the stockholders:

            (a) The election of five persons to serve on the Company's Board of Directors until the next annual meeting or until their successors are elected and qualified. Those persons were: N.E. Dudney, M.D., Titus H. Harris, Jr., John
                     W. Lyons, Jr., Carl V Rush, Jr. and G. Stacy Smith.


                 Votes For         Votes Against              Votes Abstain
                 ---------         -------------              -------------

    Dudney       4,529,136              895,533                    -0-
    Harris       5,400,936               23,733                    -0-
    Lyons        5,401,336               23,333                    -0-
    Rush         4,975,536              449,133                    -0-
    Smith        5,149,336              275,333                    -0-

            (b) The ratification of the appointment of KPMG Peat Marwick, LLP as the Company's independent auditors for the fiscal year ending June 30, 1998.

    Votes For:  5,400,571     Votes Against:   17,608       Abstained: 6,490


Item 5.         Other Information

                None.


Item 6.         Exhibits and Reports on Form 8-K

                None.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                THE GNI GROUP, INC.




Date:       February 13, 1998              /s/ Carl V Rush, Jr.
     -------------------------------     ---------------------------------------
                                           Carl V Rush, Jr.
                                           President and CEO




Date:       February 13, 1998              /s/ Donna L. Ratliff
     -------------------------------     ---------------------------------------
                                           Donna L. Ratliff
                                           Treasurer
                                           (Principal Accounting Officer)

                                 Exhibit Index


Exhibit  27                      Financial Data Schedule