Form 10-Q
period 1998-03-31
GNI GROUP INC /DE/
filed 1998-05-14
CIK 355269

===============================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)
     [x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

                                       OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM               TO
                                         -------------    ------------

                         COMMISSION FILE NUMBER: 0-10735

                               THE GNI GROUP, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                   76-0232338
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant's common stock, $.01 par value per share, as of May 1, 1998 was 6,634,525.

===============================================================================

                                      INDEX
                               THE GNI GROUP, INC.

                                                                   PAGE
PART I - FINANCIAL INFORMATION                                    NUMBER
                                                                  ------
Item 1.    Financial Statements (Unaudited)


           Consolidated Balance Sheets
           March 31, 1998 and June 30, 1997                           1

           Consolidated Statements of Operations
           Three and Nine Months ended March 31, 1998
           and March 31, 1997                                         2

           Consolidated Statements of Cash Flows
           Nine Months ended March 31, 1998
           and March 31, 1997                                         3

           Notes to Consolidated Financial
           Statements                                                4-5

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                                6-12


Part II - OTHER INFORMATION


Item 1.    Legal Proceedings                                          13

Item 2.    Changes in Securities                                      13

Item 3.    Defaults Upon Senior Securities                            13

Item 4.    Submission of Matters to a Vote
           of Security Holders                                        13

Item 5.    Other Information                                          13

Item 6.    Exhibits and Reports on Form 8-K                           14

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------------------------
THE GNI GROUP, INC.                                                 March 31,             June 30,
                                                                      1998                 1997
ASSETS
--------------------------------------------------------------------------------------------------
CURRENT ASSETS:

Cash and time deposits                                             $      87,380      $    807,387
Accounts receivable, less allowance of approximately $184,000
  for 3/31/98 and $46,000 for 6/30/97                                  8,592,595         6,449,885
Inventory                                                                308,928           524,436
Federal tax receivable                                                   930,470           930,470
Prepaid expenses and other assets                                      2,979,768         2,676,172
--------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS
--------------------------------------------------------------------------------------------------
                                                                      12,899,141        11,388,350
--------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT
                                                                      53,568,791        48,768,095
Less accumulated depreciation                                        (18,510,349)      (15,473,844)
--------------------------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                                     35,058,442        33,294,251
--------------------------------------------------------------------------------------------------

Restricted time deposits                                               1,436,254         1,386,699
Intangible assets, net                                                18,591,601        19,788,457
Other assets                                                           3,189,220         2,730,447
--------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $ 71,174,658      $ 68,588,204
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
Accounts payable                                                    $  1,992,162         2,253,663
Accrued liabilities                                                    3,497,628         2,981,203
Federal income taxes payable                                             631,700                --
Notes payable                                                             81,719                --
Current portion of long-term debt                                      2,321,739         2,495,652
--------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                              8,524,948         7,730,518
--------------------------------------------------------------------------------------------------
Accrued liabilities                                                    2,721,534         3,724,674
Long-term debt, less current portion                                  32,611,679        31,444,724
Deferred income taxes                                                    898,163           800,000
--------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Non-redeemable convertible preferred stock, $.01 par value.
 Authorized 1,000,000 shares; issued 0 shares.                                --                --
Common stock, $.01 par value.
  Authorized 20,000,000 shares; issued 6,674,709 shares
  at 3/31/98 and 6,654,709 shares at 6/30/97.                             66,747            66,547
Additional paid-in capital                                            21,156,898        21,052,098
Retained earnings                                                      5,241,695         3,816,649
Less cost of treasury stock (40,184 shares)                              (47,006)          (47,006)
--------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                            26,418,334        24,888,288
--------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 71,174,658      $ 68,588,204
==================================================================================================

Notes to Consolidated Financial Statements are an integral part of these statements.

NOTE: The Balance Sheet at March 31, 1998 is unaudited. The Balance Sheet at June 30, 1997 has been derived from the audited financial statements at that date.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
THE GNI GROUP, INC.                              Three Months Ended                      Nine Months Ended
                                                       March 31,                              March 31,
                                               1998              1997                     1998            1997
-----------------------------------------------------------------------------------------------------------------
REVENUES                                   $ 11,036,712     $ 10,584,091            $ 32,635,770     $ 31,206,189


COST AND EXPENSES:
Cost of services                              6,250,779        5,993,624              18,362,235       18,019,317
Selling, general and administrative           1,279,656        1,251,340               3,821,436        3,517,118
Depreciation and amortization                 1,827,552        1,623,483               5,384,523        4,318,015
-----------------------------------------------------------------------------------------------------------------
TOTAL COST AND EXPENSES                       9,357,987        8,868,447              27,568,194       25,854,450
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
OPERATING INCOME                              1,678,725        1,715,644               5,067,576        5,351,739
-----------------------------------------------------------------------------------------------------------------

Interest income                                  22,935           12,980                  84,180           53,303
Interest expense                                962,053          921,148               2,934,796        1,997,259
Other income                                        385          196,199                 107,155          206,871

-----------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAX                               739,992        1,003,675               2,324,115        3,614,654
-----------------------------------------------------------------------------------------------------------------

Income tax                                      299,968          362,800                 899,068        1,318,300

-----------------------------------------------------------------------------------------------------------------
NET INCOME                                 $    440,024     $    640,875             $ 1,425,047      $ 2,296,354
=================================================================================================================

-----------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                   $        .07     $        .10             $       .21      $       .35
DILUTED EARNINGS PER SHARE                 $        .06     $        .09             $       .20      $       .33
=================================================================================================================

-----------------------------------------------------------------------------------------------------------------
AVERAGE SHARES OUTSTANDING-BASIC              6,674,709        6,612,709               6,673,216        6,610,885
AVERAGE SHARES OUTSTANDING-DILUTED            7,221,845        7,235,049               7,218,123        6,900,317
=================================================================================================================

Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------------
THE GNI GROUP, INC.                                                Nine Months Ended
                                                                       March 31,
                                                                1998             1997
------------------------------------------------------------------------------------------
Cash flows from operating activities:
NET INCOME                                                  $  1,425,047      $  2,296,354
Adjustments to reconcile income from
  continuing operations to net cash provided
  by operating activities:
  Depreciation and amortization                                5,384,523         4,318,015
  Deferred taxes                                                  98,163           547,613
  Gain on sale of asset                                           (4,500)           (7,683)
  Change in assets and liabilities:
    Increase in accounts receivable                           (2,142,711)       (1,617,888)
    Decrease in inventory                                        215,508           144,405
    Increase in prepaid expenses and other                      (303,595)         (795,480)
    Increase in other assets
                                                                (874,410)       (1,836,366)
    Decrease in accounts payable
                                                                (261,502)       (2,053,262)
    Decrease in accrued liabilities
                                                                (486,715)         (870,215)
    Increase in income taxes payable
                                                                 631,700            94,691
------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      3,681,508           220,184
==========================================================================================


Cash flows from investing activities:
Increase in restricted time deposits                             (49,555)         (120,309)
Payment of cash in connection with EMPAK transaction                  --       (12,000,000)
Proceeds from sale of asset                                        4,500            15,700
Purchases of fixed assets                                     (5,536,221)       (3,873,992)
------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                         (5,581,276)      (15,978,601)
==========================================================================================

Cash flows from financing activities:
Cash proceeds from notes payable                                 920,782           852,144
Net cash from exercise of stock options                          105,000            27,332
Proceeds from issuance of long term debt                              --        12,000,000
Proceeds from issuance of senior subordinated debt
  and warrants                                                        --        20,000,000
Net proceeds from revolving line                               2,700,000                --
Principal payments of long-term debt and notes payable        (2,546,021)      (17,548,883)
------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      1,179,761        15,330,593
------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (720,007)         (427,824)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 807,387         1,122,941
------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $     87,380      $    695,117
==========================================================================================

Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
THE GNI GROUP, INC.                                              March 31, 1998
-------------------------------------------------------------------------------

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

      The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions are eliminated.

      The Consolidated Balance Sheet as of March 31, 1998 and the related Statements of Operations for the three and nine month periods ended March 31, 1998 and 1997, and Statements of Cash Flows for the nine month period ended March 31, 1998 and 1997 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal, recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and Notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's Annual Financial Statements and Notes.


Statement of Cash Flows

      For purposes of reporting cash flows, cash and time deposits include cash on hand and certificates of deposit.


Earnings Per Share

      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 requires all companies whose capital structures include convertible securities and options to make a dual presentation of basic and diluted earnings per share. The new standard became effective beginning with the Company's third quarter ending on March 31, 1998. Prior period amounts have been restated to conform with the presentation requirements of SFAS No. 128. For all periods presented, net earnings are the same for the calculation of both basic and diluted earnings per share.

Income Taxes

      The provision for income taxes related to continuing operations in the consolidated statements of operations is summarized below (unaudited):

                                                                              Nine Months Ended
                                                                                 March 31, 1998
----------------------------------------------------------------------------------------------
Provision:
Federal-Current                                                                    $   692,015
Federal-Deferred                                                                         98,163
State                                                                                   108,890
-----------------------------------------------------------------------------------------------
Total                                                                              $    899,068
-----------------------------------------------------------------------------------------------

    The significant components of deferred income tax expense for the nine months ended March 31, 1998 are as follows:

Deferred tax expense (exclusive of the effect of the component
  listed below)                                                                    $     98,163
Increase in beginning-of-the-year balance of the valuation allowance for
  deferred tax assets                                                                        --
-----------------------------------------------------------------------------------------------
Total deferred tax provision                                                       $     98,163
-----------------------------------------------------------------------------------------------

    The tax effects of temporary timing differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1998 are presented below:

Deferred tax assets:
  Amounts deductible when paid                                                          354,287
  Accounts receivable, principally due to allowance for doubtful accounts                68,114
  Compensated balances, principally due to accrual for financial
   reporting purposes                                                                    85,718
  Alternative minimum tax credit carryforward                                         1,205,560
-----------------------------------------------------------------------------------------------
    Total deferred tax assets                                                      $  1,713,679
    Less valuation allowance                                                            (20,000)
-----------------------------------------------------------------------------------------------
    Net deferred tax assets                                                        $  1,693,679
-----------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Facility and equipment, principally due to differences in depreciation
    and capitalized interest                                                       $  2,591,842
  Other                                                                                      --
-----------------------------------------------------------------------------------------------
  Total deferred tax liabilities                                                   $  2,591,842
-----------------------------------------------------------------------------------------------
  Net deferred tax liability                                                       $    898,163
-----------------------------------------------------------------------------------------------

                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS-
FISCAL 1998 THIRD QUARTER COMPARED WITH FISCAL 1997 THIRD QUARTER

    Revenues. Revenues for the third quarter of fiscal 1998 were $11,036,712 as compared to $10,584,091 for the comparable period of fiscal 1997, an increase of $452,621, or 4.3%. This increase was primarily attributable to (i) an increase in the Company's chemical manufacturing and processing revenues, and (ii) an increase in the Company's transportation revenues. Revenues from the Company's chemical manufacturing and processing subsidiary, GNI Chemicals Corporation ("GNIC"), increased by approximately $129,000, or 3.1%, in the third quarter of fiscal 1998 as compared to the fiscal 1997 period. The Company's GNIC revenues for the fiscal 1998 period were approximately $4,322,000 as compared to $4,193,000 for the fiscal 1997 period, primarily the result of higher specialty chemical sales partially off-set by lower chemical manufacturing and processing revenues compared with the third quarter of fiscal 1997. Specialty chemical sales were higher in the fiscal 1998 third quarter as a result of operational difficulties experienced by GNIC in last year's fiscal third quarter associated with the internalization of acetonitrile ("ACE") production. Until December 31, 1996 (the end of last year's fiscal second quarter), ACE had been produced by an outside processor. The fluctuation in GNIC's custom manufacturing and processing revenues is primarily due to customer decisions related to timing of projects. Therefore, GNIC's custom manufacturing and processing revenues may vary from quarter to quarter. GNIC's strategy is to foster long-term relationships in its manufacturing and processing business, thereby minimizing the quarter to quarter effects of customer timing decisions.

    Revenues from the Company's treatment and disposal operation increased by approximately $51,000, or 1.0%, from the fiscal 1997 third quarter compared to the fiscal 1998 third quarter. Although deepwell disposal revenues were lower in the fiscal 1998 third quarter as compared to the comparable fiscal 1997 period, deepwell disposal volumes were higher. As a result, the average price per gallon was lower in the fiscal 1998 third quarter as compared with the fiscal 1997 third quarter. Pricing for deepwell disposal has been firm to higher on a stream-by-stream basis; however, the mix of streams received for deepwell disposal in the fiscal 1998 period favored the lower priced, higher volume streams as compared with the fiscal 1997 period. Other treatment and disposal revenues were higher in the fiscal 1998 third quarter as compared with the fiscal 1997 third quarter. Transportation revenues also increased in the third quarter of fiscal 1998 as compared with the comparable period in fiscal 1997, an increase of approximately $273,000, or 21.9%. This increase in transportation revenues was primarily attributable to the increase in deepwell disposal volumes during the fiscal 1998 period.

    Cost of Services. Cost of services remained the same as a percent of revenues, 56.6% during the third quarter of both fiscal 1997 and fiscal 1998. In absolute dollar terms, cost of services increased by approximately $257,000 in support of an increase of approximately $453,000 in revenues.

    Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses as a percent of revenues were 11.6% and 11.8%, respectively, for the third quarter of fiscal 1998 and fiscal 1997. SG&A expenses for the third quarter of fiscal 1998 increased by only 2.3% in absolute dollar terms compared to the third quarter of fiscal 1997.

    Depreciation and Amortization Expenses. Depreciation and Amortization (D&A) expenses increased as a percent of revenues from 15.3% in the third quarter of fiscal 1997 to 16.6% in the third quarter of fiscal 1998. D&A expenses for the third quarter of fiscal 1998 increased by 12.6% in absolute dollar terms compared to the third quarter of fiscal 1997 due primarily to the additional D&A expenses resulting from the capital improvements made by the Company to its facilities during calendar 1997.

    Net Interest Expense. Net interest expense was approximately the same for both the fiscal 1998 and fiscal 1997 third quarters. Both the level of indebtedness and the rate of interest were approximately the same in each year's fiscal third quarter.

    Net Income. The Company had net income of $440,024, or $.06 per diluted share, for the third quarter of fiscal 1998 compared with net income of $640,875, or $.09 per diluted share, for the third quarter of fiscal 1997.

FISCAL 1998 NINE MONTHS COMPARED TO FISCAL 1997 NINE MONTHS

    Revenues. Revenues for the first nine months of fiscal 1998 were $32,635,770 as compared to $31,206,189 for the comparable period of fiscal 1997, an increase of $1,429,581, or 4.6%. This increase was primarily attributable to (i) an increase in revenues from the Company's treatment and disposal operation, off-set by (ii) a decrease in chemical manufacturing and processing revenues. Revenues from the Company's treatment and disposal operation increased by approximately $2,049,000, or 14.8%, from the fiscal 1997 nine month period compared to the fiscal 1998 nine month period. Revenues from the fiscal 1998 period benefitted from increased deepwell disposal volumes resulting from the Company's consolidation transaction with EMPAK Inc. ("EMPAK"), which closed on September 30, 1996, whereby EMPAK exited the third-party commercial deepwell disposal business and agreed to assist in the transfer of EMPAK's third-party commercial deepwell customers to the Company. The EMPAK transaction provided for a 90-day customer transition period; thus, the full effect of the EMPAK transaction was present for only the last one-third of the fiscal 1997 period. Transportation revenues also increased in the first nine months of fiscal 1998 as compared with the comparable period in fiscal 1997, an increase of approximately $489,000, or 13.8%. This increase in transportation revenues was primarily attributable to the increase in deepwell disposal volumes during the fiscal 1998 period.

    Revenues from the Company's chemical manufacturing and processing subsidiary, GNI Chemicals Corporation ("GNIC"), decreased by approximately $1,108,000, or 8.0%, in the first nine months of fiscal 1998 as compared to the fiscal 1997 period. The Company's GNIC revenues for the fiscal 1998 period were approximately $12,690,000 as compared to $13,798,000 for the fiscal 1997 period, primarily the result of lower chemical manufacturing and processing revenues compared with the first nine months of fiscal 1997. The fluctuation in GNIC's custom manufacturing and processing revenues is primarily due to customer decisions related to timing of projects. Therefore, GNIC's custom manufacturing and processing revenues may vary from period to period. GNIC's strategy is to foster long-term relationships in its manufacturing and processing business, thereby minimizing the effects of customer timing decisions.

    Cost of Services. Cost of services decreased as a percent of revenues from 57.7% during the first nine months of fiscal 1997 to 56.3% for the first nine months of fiscal 1998. In absolute dollar terms, cost of services increased by approximately $344,000 in support of approximately $1,430,000 of additional revenues.

    Selling, General and Administrative Expenses. SG&A expenses as a percent of revenues were 11.3% and 11.7% of revenues, respectively, for the first nine months of fiscal 1997 and fiscal 1998. SG&A expenses for the first nine months of fiscal 1998 increased by 8.7% in absolute dollar terms compared to the first nine months of fiscal 1997.

    Depreciation and Amortization Expenses. D&A expenses increased as a percent of revenues, from 13.8% in the first nine months of fiscal 1997 to 16.5% in the first nine months of fiscal 1998. D&A expenses for the first nine months of fiscal 1998 increased by 24.7% in absolute dollar terms compared to the first nine months of fiscal 1997 due primarily to (i) the capital improvements made by the Company to its facilities during calendar 1997, and (ii) the additional D&A expenses associated with the Company's consolidation transaction with EMPAK which were not present for the entire fiscal 1997 period.

    Net Interest Expense. Net interest expense increased for the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997. This increase resulted from a higher weighted average level of principal balances on the Company's indebtedness combined with a higher rate of interest on that indebtedness during the fiscal 1998 period. The higher level of indebtedness is a result of the additional debt used to fund the EMPAK transaction that closed during the fiscal 1997 period. The rate of interest was higher in the fiscal 1998 period as compared with the fiscal 1997 period primarily as a result of the Senior Subordinated Notes placement as of December 31, 1996 bearing interest at the rate of 12.00%.

    Net Income. The Company had net income of $1,425,047, or $.20 per diluted share, for the first nine months of fiscal 1998 compared with net income of $2,296,354, or $.33 per diluted share, for the first nine months of fiscal 1997.

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

    Effective as of June 30, 1993, the Company amended and restated its credit agreement ("Credit Agreement") with a commercial bank to provide for the addition of an $8,000,000 advancing equipment line of credit ("Equipment Line"). The Credit Agreement includes a $6,621,520 term loan ("Term Loan") and a $4,000,000 revolving credit line ("Revolver"). The credit facility is collateralized by substantially all of the assets of the Company and its subsidiaries, including the stock of its subsidiaries. The Credit Agreement restricts the Company from incurring additional indebtedness, prohibits the Company from making any changes to its capital structure or dividend payments without prior approval of the bank, requires the maintenance of minimum tangible net worth and debt coverage ratios, and contains other provisions and restrictive covenants that management believes are customary.

    The Equipment Line has been utilized to fund capital expenditures of the Company. Effective as of October 1, 1996, the Equipment Line bears interest at the bank's prime rate of interest. The Equipment Line had a two year advancing period through October 31, 1995. As provided for in the Credit Agreement, on October 31, 1994 funds advanced over the previous 12 months converted to a four-year term loan. Upon its conversion to a term loan, quarterly principal payments of $250,000 plus interest are required, with a balloon at maturity. At the time of conversion and thereafter, the Company has the option to fix the interest rate. As of March 31, 1998, the unpaid principal balance outstanding on the Equipment Line was $4,500,000.

    The Term Loan represents borrowings that were originally used by the Company to finance the construction of the Company's GNIC facility, which was completed in the first quarter of fiscal 1991. The Term Loan bears interest at a fixed rate of 8.44%, matures December 1, 1998, and requires quarterly principal payments of $173,913. The unpaid principal balance of the Term Loan totaled $521,739 at March 31, 1998.

    Effective as of March 3, 1995, the bank and the Company amended the Credit Agreement to provide an additional $2,000,000 in term debt ("Acquisition Line") that was used for the acquisition of Chemical Waste Management, Inc.'s ("CWM") waste treatment, storage and disposal facility located in Corpus Christi, Texas. The Acquisition Line has a five-year maturity and bears interest at the bank's prime rate of interest. Quarterly principal payments of $200,000 plus interest were required for the first year, then quarterly payments of $75,000 plus interest are required until maturity. As of March 31, 1998, the unpaid principal balance outstanding on the Acquisition Line was $600,000.

    In connection with the acquisition of its Corpus Christi, Texas facility, CWM took back a note in the principal amount of $2,000,000 as part of the consideration ("CWM Note"). The CWM Note has a maturity of five years and bears interest at the rate of 10% per year. The first year of the CWM Note was interest-only; thereafter, quarterly principal payments of $125,000 plus accrued interest are required until maturity. As of March 31, 1998, the unpaid principal balance outstanding on the CWM Note was $875,000.

    Effective as of November 3, 1995, the bank and the Company amended the Credit Agreement (i) to extend the maturity date of the Revolver to October 31, 1997 and (ii) to increase the total commitment amount of the Revolver from $4,000,000 to $10,000,000. The Revolver is used by the Company for working capital and other general corporate purposes. From November 3, 1995 until September 23, 1996, the amount drawn under the Revolver could not exceed a borrowing base limitation equal to the sum of (a) 80% of the Company's consolidated accounts receivable plus (b) the lesser of 50% of the Company's product inventory, or $500,000; plus (c) the flat amount of $3,250,000 until April 30, 1996 when such amount was reduced by $200,000 per quarter, and then would have been reduced to $0 beginning December 31, 1996, and thereafter. Then, effective as of September 23, 1996, the bank and the Company again amended the Credit Agreement (i) to decrease the total commitment amount of the Revolver from $10,000,000 to $7,000,000; (ii) to remove the flat amount concept, item (c) above, from the borrowing base limitation calculation, and (iii) to provide for a $15,000,000 term loan more fully described in the following paragraph. Then, effective March 18, 1997, the bank and the Company again amended the Credit Agreement (i) to increase the total commitment amount of the Revolver from $7,000,000 to $15,000,000; and (ii) to remove the concept of a borrowing base limitation. Therefore, effective as of March 18,1997, the Company has availability on the entire $15,000,000. Most recently, effective as of November 25, 1997, the maturity date of the Revolver extended to October 31, 1999. Effective as of October 1, 1996, advances under the Revolver bear interest at the bank's prime rate of interest. As of March 31, 1998, the Company has an unpaid principal balance outstanding on the Revolver of $9,700,000.

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

    On December 31, 1996, the Company entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with two institutional investors who purchased $20 million aggregate principal amount of 12.00% senior subordinated notes, together with warrants to purchase 428,400 shares of the Company's Common Stock. The notes and the warrants issued pursuant to the Purchase Agreement (respectively, the "Notes" and the "Warrants") were issued under Rule 506 of Regulation D of the Securities Act of 1993, as amended, on December 31, 1996. NationsBanc Capital Markets, Inc. acted as placement agent. The Company received consideration of $18,462,044 for the purchase of the Notes and $1,537,956 for the issuance of the Warrants. As of March 31, 1998, the outstanding balance on the Notes reflected on the Company's Balance Sheet was $18,736,679.

    For the nine months of fiscal 1998 the Company provided approximately $3,682,000 in net cash from operations compared with approximately $220,000 for the fiscal 1997 period. This increase of approximately $3,462,000 was attributable to several factors, some of which were off-setting: (i) lower net income in the fiscal 1998 period as compared with the fiscal 1997 period, (ii) a higher level of D&A expenses in the fiscal 1998 period as compared with the fiscal 1997 period, (iii) a larger increase in deferred taxes in the fiscal 1997 period than in the fiscal 1998 period, (iv) a larger increase in other assets in the fiscal 1997 period than in the fiscal 1998 period, (v) a larger decrease in accounts payable for the fiscal 1997 period than in the fiscal 1998 period, and
(vi) a larger increase in federal income taxes payable during the fiscal 1998 period than in the fiscal 1997 period. The higher level of D&A expenses in the fiscal 1998 period as compared with the fiscal 1997 period was primarily a result of the additional D&A expenses associated with the Company's recent EMPAK consolidation transaction. Other assets increased to a greater extent during the fiscal 1997 period as compared with fiscal 1998, primarily as a result of the deferred costs associated with the senior subordinated notes transaction that closed during the fiscal 1997 period.

    During the first nine months of fiscal 1998 and fiscal 1997, the Company's net cash used in investing activities was $5,581,000 and $15,979,000, respectively. For fiscal 1997, the main component was the cash payment of $12,000,000 made during the fiscal 1997 period in connection with the EMPAK consolidation transaction. The Company's capital expenditures during the first nine months of fiscal 1998 and fiscal 1997 were approximately $5,536,000 and $3,874,000, respectively. Capital expenditures for fixed assets for both of the fiscal 1998 and fiscal 1997 periods were primarily related to general improvements to the Company's GNIC and treatment and disposal facilities. For the first nine months of fiscal 1998, the Company's financing activities provided approximately $1,179,800 compared with approximately $15,330,600 in the fiscal 1997 period. For the fiscal 1997 period, the largest source of financing was the net cash proceeds from the issuance of the senior subordinated notes during the fiscal 1997 period.

    Primarily as a result of the Company's capital expenditures made during the first nine months of fiscal 1998, (i) cash balances decreased approximately $720,000 during the period, and (ii) net fixed assets increased by approximately $1,764,000 during the period. During the first nine months of fiscal 1998, accounts receivable increased by approximately $2,143,000, primarily as a result of the increased level of revenues generated during the period. Federal income taxes payable increased during the fiscal 1998 period as a result of the net income earned during the period. Accrued liabilities decreased by approximately $1,003,000 during the fiscal 1998 period as a result of scheduled payments made to EMPAK in connection with the Assistance Agreement whereby EMPAK acts as the Company's back-up facility under certain circumstances.


DIVIDEND POLICY

    The Company does not pay any cash dividends on its common stock and does not have any plans to do so in the future. The Company intends to continue a policy of retaining income for use in its business.

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                  On February 27, 1998, a complaint purporting to state a class action was filed in the Delaware Court of Chancery (Case Number 16211-NC) by William Chaffin and Marcia Chaffin, alleged to be stockholders of the Company, on behalf of themselves and all others similarly situated, against the Company and its directors. The plaintiffs allege that the proposed merger of Green I Acquisition Corporation, an affiliate of 399 Venture Partners, Inc., into the Company (the "Merger") is wrongful, unfair and harmful to the Company's stockholders, that the proposed consideration of $7.00 in cash per share is not the result of arms-length negotiations or based upon any independent valuation of the current or projected value of the Company, and that the directors of the Company have conflicts of interest and have violated their fiduciary and other common law duties owed to the plaintiffs and other members of the class. The complaint seeks to enjoin the Merger and an unspecified amount of damages, in addition to payment of attorneys' fees and reimbursement of expenses.


Item 2.           Changes in Securities

                  None.


Item 3.           Defaults Upon Senior Securities

                  None.


Item 4.           Submissions of Matters to a Vote of Security Holders

                  None.


Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  The following Current Reports on Form 8-K have been filed during the quarter ended March 31, 1998:

                  1. Current Report on Form 8-K dated January 23, 1998, reporting an event under "Item 5. Other Events," filed with the Securities and Exchange Commission on January 23, 1998.

                  2. Current Report on Form 8-K dated February 12, 1998, reporting under "Item 1(b). Changes in Control of Registrant," filed with the Securities and Exchange Commission on February 13, 1998.

                  3. Form 8-K/A, Amendment No. 1 to Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 27, 1998, amending the exhibits filed with the Current Report on Form 8-K dated February 12, 1998, originally filed with the Securities and Exchange Commission on February 13, 1998.

                  4. Current Report on Form 8-K dated February 27, 1998, reporting an event under "Item 5. Other Events," filed with the Securities and Exchange Commission on March 9, 1998.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               THE GNI GROUP, INC.



Date:    May 14, 1998                    /s/ Carl V Rush, Jr.
     ----------------------              ----------------------
                                           Carl V Rush, Jr.
                                           President and CEO




Date:    May 14, 1998                    /s/ Donna L. Ratliff
     ----------------------              ----------------------
                                           Donna L. Ratliff
                                           Treasurer
                                          (Principal Accounting Officer)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  27                          Financial Data Schedule