Form 10-Q
period 1998-09-30
GNI GROUP INC /DE/
filed 1998-11-17
CIK 355269

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)
        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ ]     No  [X]

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant's Class A voting common stock, $.01 par value per share, as of November 1, 1998 was 571,429. There were no shares outstanding of the registrant's Class B non-voting common stock, $.01 par value per share, as of November 1, 1998.

================================================================================

                                      INDEX
                               THE GNI GROUP, INC.



                                                                                            Page
PART I - FINANCIAL INFORMATION                                                             Number
                                                                                           ------
Item 1.           Financial Statements (Unaudited)


                  Consolidated Balance Sheets -
                  September 30, 1998 and June 30, 1998                                        1


                  Consolidated Statements of Operations
                  Three Months ended September 30, 1998
                  and September 30, 1997                                                      2


                  Consolidated Statements of Cash Flows
                  Three Months ended September 30, 1998
                  and September 30, 1997                                                      3


                  Notes to Consolidated Financial
                  Statements                                                                 4-5


Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                                                6-12


Part II - OTHER INFORMATION


Item 1.           Legal Proceedings                                                          13


Item 2.           Changes in Securities                                                      13


Item 3.           Defaults Upon Senior Securities                                            13


Item 4.           Submission of Matters to a Vote
                  of Security Holders                                                        13


Item 5.           Other Information                                                          13


Item 6.           Exhibits and Reports on Form 8-K                                           13




CONSOLIDATED BALANCE SHEETS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
THE GNI GROUP, INC.                                                                 September 30,         June 30,
                                                                                        1998                1998
ASSETS
----------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and time deposits                                                            $      540,844      $      208,257
Accounts receivable, less allowance of approximately $270,000
  at 9/30/98 and $229,000 at 6/30/98                                                   8,278,726           7,022,323
Inventory                                                                                 64,425             478,886
Prepaid expenses and other assets                                                      1,776,977           1,232,555
----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                  10,660,972           8,942,021
----------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT                                                         59,206,377          55,541,764
Less accumulated depreciation                                                        (20,999,531)        (19,628,867)
----------------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                                                     38,206,846          35,912,897
----------------------------------------------------------------------------------------------------------------------

Restricted time deposits                                                               1,470,035           1,451,253
Deferred tax asset, net                                                                3,313,088             360,165
Intangible assets, net                                                                18,202,273          18,193,364
Other assets, net                                                                      5,707,099           4,016,866

----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                      $   77,560,313      $   68,876,566
======================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
Current portion of long-term debt                                                 $           --      $    2,147,826
Accounts payable                                                                       5,287,033           3,299,930
Accrued liabilities                                                                    5,085,744           2,987,625
Federal income taxes payable                                                                  --             190,005
----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                             10,372,777           8,625,386
----------------------------------------------------------------------------------------------------------------------

Accrued liabilities                                                                    2,209,433           2,700,484
Long-term debt, less current portion                                                  77,773,652          32,016,606
Series A preferred stock                                                              18,500,000                  --
----------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.01 par value. Authorized 20,000,000 shares, no shares
  outstanding at 9/30/98 and 6,674,709 issued at 6/30/98.                                     --              66,747
Class A common stock, $.01 par value. Authorized 1,500,000 shares; issued
  571,429 shares at 9/30/98 and no shares issued at 6/30/98.                               5,714                  --
Class B common stock, $.01 par value
  Authorized 1,500,000 shares, no shares outstanding at 9/30/98 and no shares
  issued at 6/30/98.                                                                          --                  --
Additional paid-in capital                                                             3,994,303          21,156,898
Retained earnings (accumulated deficit)                                              (35,295,566)          4,357,451
Less cost of treasury stock (40,184 shares)                                                   --             (47,006)
----------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                 (31,295,549)         25,534,090
----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              $   77,560,313      $   68,876,566
======================================================================================================================


Notes to Consolidated Financial Statements are an integral part of these statements.

NOTE: The Balance Sheet at September 30, 1998 is unaudited. The Balance Sheet at June 30, 1998 has been derived from the audited financial statements at that date.




CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------------------

THE GNI GROUP, INC.                                             Three Months Ended
                                                                  September 30,
                                                             1998              1997
-----------------------------------------------------------------------------------------
REVENUES                                               $   8,499,118      $  10,917,257


COST AND EXPENSES:
Cost of services                                           5,880,222          6,145,858
Selling, general and administrative                        2,071,108          1,245,998
Depreciation and amortization                              1,936,901          1,728,768
-----------------------------------------------------------------------------------------
TOTAL COST AND EXPENSES                                    9,888,231          9,120,624
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                   (1,389,113)         1,796,633
-----------------------------------------------------------------------------------------


Interest income                                               20,178             26,323
Interest expense                                           1,597,277            985,541
Other income                                                   2,857            104,015

-----------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE TAX                                  (2,963,355)           941,430
-----------------------------------------------------------------------------------------

Income taxes (benefit)                                      (933,048)           356,600

-----------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                $  (2,030,307)     $     584,830
=========================================================================================

Extraordinary item, net of tax benefit                    (3,920,936)                --

-----------------------------------------------------------------------------------------
NET INCOME (LOSS)                                         (5,951,243)           584,830
=========================================================================================




Notes to Consolidated Financial Statements are an integral part of these statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------------

THE GNI GROUP, INC.                                                          Three Months Ended
                                                                               September 30,
                                                                          1998              1997
----------------------------------------------------------------------------------------------------------

Cash flows from operating activities:

NET INCOME (LOSS)                                                    $ (5,951,243)     $    584,830

Adjustments to reconcile income to net cash provided
  by operating activities:
  Depreciation and amortization                                         1,936,901         1,728,768
  Deferred taxes                                                       (2,952,923)           (2,845)
  Write-off of deferred loan costs                                      1,140,708                --
  Debt retirement costs                                                 4,800,103                --
  Gain on sale of assets                                                       --            (4,500)
  Change in assets and liabilities, net of business acquisition:
    Increase in accounts receivable                                      (310,311)         (676,366)
    Decrease in inventory                                                 414,461           106,840
    Increase in prepaid expenses and other                               (502,171)         (975,081)
    Increase in other assets                                               (1,243)         (445,695)
    Increase in accounts payable                                        1,081,326           912,288
    Increase in accrued liabilities                                     1,126,066            60,833
    Increase (decrease) in federal income taxes payable                  (200,000)          310,445
----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 581,674         1,599,517
==========================================================================================================

Cash flows from investing activities:
Increase in restricted time deposits                                      (18,781)          (10,500)
Payment of cash in connection with
  business acquisition                                                   (482,353)               --
Proceeds from sale of assets                                                   --             4,500
Purchases of fixed assets                                              (3,614,613)       (2,019,369)
----------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                  (4,115,747)       (2,025,369)
==========================================================================================================

Cash flows from financing activities:
Cash proceeds from notes payable                                          702,233           920,782
Net cash from exercise of stock options                                        --           105,000
Net proceeds from revolving line                                        2,773,652                --
Purchase of GNI equity                                                (50,727,953)               --
Net proceeds from issuance of Senior Notes                             72,750,000                --
Equity contribution                                                    22,500,000                --
Deferred loan costs                                                    (1,344,478)               --
Subordinated notes make-whole premium                                  (3,590,000)               --
Merger fees and expenses                                               (3,558,733)               --
Principal payments of long-term debt and notes payable                (35,638,061)         (917,733)
----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               3,866,660           108,049
==========================================================================================================


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      332,587          (317,803)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          208,257           807,387
----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    540,844      $    489,584
==========================================================================================================





Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
THE GNI GROUP, INC.                                          September 30, 1998
-------------------------------------------------------------------------------



SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation

    The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions are eliminated.

    The Consolidated Balance Sheet as of September 30, 1998 and the related Statements of Operations and Cash Flows for the three month periods ended September 30, 1998 and 1997 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal, recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and Notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's Annual Financial Statements and Notes.

Statement of Cash Flows

    For purposes of reporting cash flows, cash and time deposits include cash on hand and certificates of deposit.

ACQUISITIONS

    On September 25, 1998, a wholly-owned subsidiary of the Company, GNI Technical Services, Inc., purchased substantially all of the assets and assumed certain liabilities of Moheat, Inc. ("Moheat") for cash consideration of approximately $480,000. Moheat is engaged in the site management and disposal of hazardous waste, primarily as a contractor to the U.S. government.

MERGER

    On July 28, 1998, the Company completed an offering of $75 million of 10.875% Senior Notes due 2005. The net proceeds from the offering, together with an equity investment in the Company of $22.5 million by 399 Venture Partners, Inc. and certain members of the Company's management, were used to purchase the Company's issued and outstanding Common Stock, pay a cash consideration to holders of options and warrants to purchase Common Stock, repay the existing bank indebtedness and senior subordinated notes, and pay related fees and expenses (the "Merger Transactions").

    Effective July 28, 1998, in connection with the Merger Transactions, the Company entered into a revolving credit facility with NationsBank, N.A. with respect to senior secured credit facilities which provides for (i) revolving loans in the aggregate amount of up to $12.0 million, subject to a borrowing base formula and certain asset appraisals, with a $3.0 million sublimit for the issuance of standby and commercial letters of credit and (ii) the Company's existing $1.5 million automatically renewable, stand-by letter of credit, the reimbursement obligations of which are guaranteed by WMX Technologies, Inc. The Revolving Credit Facility has an initial term ending July 31, 2001, with one year renewal options thereafter.

                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


OVERVIEW

    Pursuant to a Merger Agreement dated February 12, 1998, and amended on June 17, 1998, between the Company and Green I Acquisition Corp. ("Green I"), a company formed by 399 Venture Partners, Inc. ("399"), Green I merged with and into the Company, with the Company as the surviving corporation (the "Merger"). Immediately following the Merger, each share of GNI common stock was canceled and converted into the right to receive $7.00 in cash, other than certain shares held by management and other than shares held by stockholders who were entitled to, and who perfected their, appraisal rights. Each option and warrant to purchase GNI common stock outstanding immediately prior to the effective date was canceled and the holder thereof received $7.00 per share in cash, net of the applicable option or warrant exercise price. The Company mailed a proxy statement with respect to the Merger on June 24, 1998 for a stockholders' meeting on July 23, 1998. On July 23, 1998, a majority of the Company's stockholders approved the Merger. On July 28, 1998, the Merger became effective.

    The Merger was financed by an offering of $75.0 million of 10.875% Senior Notes due 2005, together with an equity investment in the Company of approximately $22.5 million by 399 and certain members of GNI's management (the Merger together with the equity and debt financing arrangements described herein, the "Recapitalization"). In conjunction with the Recapitalization, the Company entered into a new $12.0 million senior secured revolving facility (the "Revolving Credit Facility") with NationsBank, N.A. which is available for working capital requirements, capital expenditures and other general corporate purposes and permitted acquisitions, subject to a borrowing base formula and certain asset appraisals.


RESULTS OF OPERATIONS

FISCAL 1999 FIRST QUARTER COMPARED WITH FISCAL 1998 FIRST QUARTER

    Revenues. Revenues decreased by $2.4 million, or 22.1%, from $10.9 million in the first quarter of Fiscal 1998 to $8.5 million for the comparable period of Fiscal 1999. This decrease was primarily attributable to (i) a decrease in revenues from the Company's treatment and disposal operation, and (ii) a decrease in chemical manufacturing revenues, resulting from the sale of the Company's acetonitrile business to BP Chemicals Inc. ("BP") as of July 1, 1998 (the beginning of the Fiscal 1999 period). Revenues from the Company's treatment and disposal operations decreased by approximately $1.7 million, or 24.6%, from $6.9 million in the Fiscal 1998 first quarter to $5.2 million in the Fiscal 1999 first quarter, primarily due to decreased deepwell disposal volumes. Deepwell disposal volumes decreased in the Fiscal 1999 period due to several factors: (i) unusually dry weather conditions for most of the Fiscal 1999 first quarter, (ii) a decline in the volumes generated by several large deepwell disposal customers compared with prior periods, and (iii) the loss of certain non-hazardous deepwell disposal volumes to less costly treatment alternatives. Transportation revenues also decreased in the first quarter of Fiscal 1999 by approximately $345,000, or 27.0%, from $1.3 million in the first quarter of Fiscal 1998 to $0.9 million in the comparable period in Fiscal 1999. This decrease in transportation revenues was primarily attributable to the decrease in deepwell disposal volumes during the Fiscal 1999 period. Deepwell disposal volumes and revenues should improve sequentially quarter-to-quarter as weather patterns return to more normal conditions and as several large deepwell disposal customers' generation of waste returns to more normal levels.

    Chemical manufacturing revenues decreased by approximately $0.7 million, or 17.9%, from $4.0 million in the first quarter of Fiscal 1998 to $3.3 million for the comparable Fiscal 1999 period. Chemical manufacturing revenues were lower in the Fiscal 1999 period as compared with the Fiscal 1998 period primarily as a result of the net effect of the sale of the Company's acetonitrile business to BP as of July 1, 1998. Net of the effect of the sale of the acetonitrile business, the rest of the Company's chemical manufacturing revenues increased by $273,000, or 10.5%, from $2.6 million in the first quarter of Fiscal 1998 to $2.9 million for the comparable Fiscal 1999 period. However, chemical manufacturing revenues were below expected levels in the first quarter of Fiscal 1999, principally due to the delay in start-up of the initial campaign for a major specialty chemical customer. This delay was caused by slippage in the completion of construction modifications to the Company's facility associated with this particular project. This delay then led to a second customer's project slipping into the current (second) quarter instead of the end of the first quarter.

    Cost of Services. Cost of services increased as a percentage of revenues from 56.3% in the first quarter of Fiscal 1998 to 69.2% in the first quarter of Fiscal 1999. Cost of services decreased by approximately $266,000, or 4.3%, from $6.1 million in the first quarter of Fiscal 1998 to $5.9 million in the first quarter of Fiscal 1999, reflecting the combination of the relatively fixed nature of cost of services and the attendant decline in the level of revenues. Included within the cost of services figure for Fiscal 1999 were non-recurring personnel reduction costs of approximately $249,000. Excluding these non-recurring costs would result in cost of services of 66.3% in the first quarter of Fiscal 1999 compared with 56.3% in the first quarter of Fiscal 1998, and a decrease in cost of services of approximately $515,000, or 8.4%, from Fiscal 1998 to Fiscal 1999.

    Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased as a percentage of revenues from 11.4% in the first quarter of Fiscal 1998 to 24.4% in the first quarter of Fiscal 1999 due primarily to the inclusion in the first quarter of Fiscal 1999 of non-recurring personnel reduction costs and transactions costs of approximately $232,000 and $673,000, respectively. SG&A increased by approximately $0.8 million, or 66.2%, from $1.2 million in the first quarter of Fiscal 1998 to $2.1 million in the first quarter of Fiscal 1999. Excluding these non-recurring charges, SG&A decreased by $80,000, or 6.4%, from Fiscal 1998 to Fiscal 1999.

    Depreciation and Amortization. Depreciation and amortization increased by approximately $208,000, or 12.0%, from $1.7 million in the first quarter of Fiscal 1998 to $1.9 million in the first quarter of Fiscal 1999 primarily due to the capital improvements made by the Company to its facilities in Fiscal 1998.

    Net Interest Expense. Net interest expense increased by $0.7 million, 84.1%, from $0.9 million in the first quarter of Fiscal 1998 to $1.6 million in the first quarter of Fiscal 1999. This increase resulted from higher average levels of indebtedness during the Fiscal 1999 period. The higher level of indebtedness in the Fiscal 1999 period was a result of the issuance of the 10.875% Senior Notes due 2005 in connection with the recapitalization transaction completed by the Company on July 28, 1998.

    Income (Loss) Before Extraordinary Item. The Company recorded a loss before extraordinary item of $2.0 million for the first quarter of Fiscal 1999 compared to income before extraordinary item of $0.6 million for the first quarter of Fiscal 1998.

    Net Income (Loss). The Company recorded a net loss of $5.95 million for the first quarter of Fiscal 1999 compared to net income of $0.6 million for the first quarter of Fiscal 1998. The Company recorded an extraordinary charge in the amount of $3.9 million, net of tax benefit, in connection with the recapitalization transaction completed by the Company on July 28, 1998.

    EBITDA (Earnings Before Interest, Other Income, Income Taxes, Depreciation, Amortization, and Non-Recurring Items). The Company recorded adjusted EBITDA of approximately $1.7 million for the first quarter of Fiscal 1999 compared to EBITDA of approximately $3.5 million for the first quarter of Fiscal 1998. The Fiscal 1999 adjusted EBITDA figure excluded (i) a $0.7 million charge relating to expenses of the recapitalization transaction, which closed on July 28, 1998, and (ii) $0.5 million of personnel costs stemming from a restructuring of the management and marketing of the Company's waste management business.

    Inflation did not have a material impact on the Company's revenues or income for either the first quarter of Fiscal 1999 or Fiscal 1998. Further, it is not expected that inflation will have a material impact during the upcoming quarters for either the Company's revenues or income.


LIQUIDITY AND CAPITAL RESOURCES

    In the first quarter of Fiscal 1999 the Company provided approximately $0.6 million in net cash from operations compared with approximately $1.6 million for the Fiscal 1998 period. This decrease of approximately $1.0 million was attributable to several factors, some of which were offsetting: (i) a net loss in the Fiscal 1999 period as compared with net income in the Fiscal 1998 period,
(ii) a larger increase in the Company's deferred tax asset in the Fiscal 1999 period as compared with the Fiscal 1998 period, (iii) the write-off of deferred loan costs and the incurrence of debt retirement costs in the Fiscal 1999 period, in each case without a corresponding expense in the

Fiscal 1998 period, (iv) a smaller increase in accounts receivable in the Fiscal 1999 period compared with the Fiscal 1998 period, (v) a larger decrease in inventory for the Fiscal 1999 period as compared with the Fiscal 1998 period, and (vi) a larger increase in accrued liabilities for the first quarter of Fiscal 1999 compared with the Fiscal 1998 period. Items (ii) and (iii) above relate to the Recapitalization that closed during the first quarter of Fiscal 1999. As a part of the accounting treatment for the Recapitalization, the Company's deferred tax asset increased by approximately $3.0 million and existing deferred loan costs as well as debt retirement costs were written-off. With respect to item (iv), accounts receivable increased in the Fiscal 1999 period, primarily as a result of an acquisition of a waste management firm that closed in late September. Excluding the acquired business' accounts receivable, the rest of the Company's accounts receivable would have decreased slightly, which is in line with the revenue generated by the Company compared with the preceding fiscal quarter. Item (v) relates to the decrease in inventory for the Fiscal 1999 period and results from the sale of the Company's acetonitrile business to BP Chemicals Inc. (BP) effective as of July 1, 1998. As a part of the sale, the Company's acetonitrile inventory was also sold to BP. Item (vi), accrued liabilities, experienced a greater increase in the Fiscal 1999 period as compared with the Fiscal 1998 period, primarily the result of accrued interest expense associated with the Senior Notes, coupled with no such corresponding accrued expense in the Fiscal 1998 period.

    During the first quarter of Fiscal 1999 and Fiscal 1998, the Company's net cash used in investing activities was $4.1 million and $2.0 million, respectively. For Fiscal 1999, the main components were the cash payment of approximately $480,000 made for a business acquisition during the period and capital expenditures during the fiscal first quarter. The Company's capital expenditures during the first quarter of Fiscal 1999 and Fiscal 1998 were approximately $3.6 million and $2.0 million, respectively. In the first quarter of Fiscal 1999, capital expenditures included approximately $1.0 million spent to bring the Company's facilities into compliance with new environmental regulations regarding air emissions. These regulatory-related capital expenditures represent a continuation of projects originally anticipated to be completed by the end of the Company's Fiscal 1998. Also during the first quarter of Fiscal 1999, the Company incurred customer-related capital expenditures of approximately $1.7 million, approximately $400,000 of which related to the Navy contract to blend and recycle a fuel mixture as a subcontractor to Battelle Memorial Institute. This capital will be recovered over the life of the Navy contract. The balance of the customer-related capital expenditures were incurred on behalf of a major specialty chemical customer and represented a slippage in the completion of construction modifications to GNI's chemical plant for this particular project, which was originally anticipated to be completed by the end of the Company's Fiscal 1998. The capital expenditures incurred for this plant modification will be recovered over the term of the particular contract. During the Fiscal 1998 period, capital expenditures were primarily related to general improvements to the Company's specialty chemical and treatment and disposal facilities. For the first quarter of Fiscal 1999, the Company's financing activities provided net cash of approximately $3.9 million compared with approximately $100,000 in the Fiscal 1998 period. For the Fiscal 1999 period, the main components of financing activities were the various financing steps that comprised the Recapitalization.

    During the first quarter of Fiscal 1999, accounts receivable increased by approximately $1.3 million and accounts payable increased by approximately $2.0 million, in each case primarily the result of the Company's Moheat acquisition, which closed on September 25, 1998. Capital expenditures made during the first quarter of Fiscal 1999 also had an impact on the level of accounts payable and on the level of net fixed assets. Inventory levels declined during the first quarter of Fiscal 1999, primarily as a result of the sale of the Company's acetonitrile business to BP Chemicals Inc. effective as of July 1, 1998. As a result of the completion of the Recapitalization on July 28, 1998: (i) deferred tax asset increased by approximately $3.0 million, (ii) other assets increased by approximately $1.7 million, (iii) long-term debt increased by approximately $45.8 million, (iv) series A preferred stock increased by approximately $18.5 million, (v) additional paid-in capital decreased by approximately $17.2 million, and (vi) retained earnings decreased by approximately $39.6 million. During the first quarter of Fiscal 1999, Accrued liabilities increased by approximately $2.1 million, primarily as a result of accrued interest expense in connection with the 10.875% Senior Notes due 2005.

    Effective July 28, 1998, the Company entered into a revolving credit facility with NationsBank, N.A. ("Lender") with respect to senior secured credit facilities which provides for revolving loans in the aggregate amount of up to $12.0 million, subject to a borrowing base formula and certain asset appraisals, with a $3.0 million sublimit for the issuance of standby and commercial letters of credit (the "Revolving Credit Facility"). Availability under the Revolving Credit Facility is calculated based on a borrowing base formula tied to (i) 85% of eligible accounts receivable plus (ii) an amount based on the Company's fixed assets. Amounts borrowed under the Revolving Credit Facility will be due in full on July 31, 2001, unless extended. Until the Company provided the Lender with financial statements for the quarter ended September 30, 1998, amounts borrowed under the Revolving Credit Facility bear interest, at the option of the Company, at either (i) the Lender's Base Rate plus 1.00% or (ii) LIBOR plus 2.75%. Thereafter, such applicable margins are subject to reduction based upon the Company's Interest Coverage Ratio (as defined in the Revolving Credit Facility.) The Revolving Credit Facility contains standard financial and restrictive covenants for facilities of this type. As of September 30, 1998, the Company's Revolving Credit Facility had an outstanding balance of approximately $2.8 million and approximately $0.5 million of letters of credit outstanding, leaving approximately $7.9 million of availability.

    The Company's ability to make scheduled payments of principal of and interest on, or to refinance, its indebtedness, or to fund planned capital expenditures, will depend on its future performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the Company's current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Revolving Credit Facility, will be adequate to meet the Company's liquidity needs for the next several years. However, there can be no assurance that the Company's businesses will generate sufficient cash flow from operations, or that future borrowings will be available under the Revolving Credit Facility in an amount sufficient to enable the Company to service its indebtedness, or to fund its other liquidity needs.

YEAR 2000

    Background. The Year 2000 issue refers to the inability of certain date-sensitive computer chips, software and systems to recognize a two-digit date field as belonging to the 21st century. Many computer software programs, as well as certain hardware and equipment containing date-sensitive data, were structured to utilize a two-digit date field. Accordingly, these programs may not be able to properly recognize dates in the year 2000 and later, which could result in significant system and equipment failures. This is a significant issue for most if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. The Company recognizes that it must take action to ensure that its operations will not be adversely impacted by Year 2000 software failures.

    The Company's State of Readiness. An initial systems survey of the Company was completed in April, 1998 and revealed that several of the Company's administrative applications and plant systems possess Year 2000 problems. The Company has implemented a remediation plan to address the issues in a timely manner. The cost of bringing the evaluated systems into compliance is estimated to be between $125,000 and $150,000, including all software upgrade fees and implementations.

    Embedded Technology. The Company has focused its assessments to date on the information technology systems. To date the Company's assessments indicate that, due to the nature of the Company's operations, the non-information technology systems (i.e. embedded technology such as microcontrollers) do not represent a significant area of risk relative to Year 2000 readiness. The Company's operations do not include capital intensive equipment with embedded microcontrollers.

    Contingency Plan. The Company has not, to date, implemented a Year 2000 contingency plan. As explained above, the Company has initiated action to identify and resolve Year 2000 problems. The Company will develop and implement a contingency plan in the event the Company's present course of action to solve the Year 2000 problem should fall behind schedule.

    The cost and time estimated for the Year 2000 problem are based on the Company's best estimates. There can be no guarantee that these estimates will be achieved and that planned results will be achieved. Risks include, but are not limited to, the retention of internal and external resources dedicated to the problem and the timely delivery of software corrections from external vendors.


DIVIDEND POLICY

    The Company does not pay any cash dividends on its common stock and does not have any plans to do so in the future. The Company intends to continue a policy of retaining income for use in its business.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements contained in this Quarterly Report on Form 10-Q including any forecasts, projections and descriptions of revenues and cash flows expected to be generated pursuant to long-term outsourcing to manufacture specialty chemicals for major chemical customers, anticipated cost savings and synergies referred to herein including any statements contained herein regarding the development or possible assumed future results of operations, markets for the Company's services, regulatory developments, any statements preceded by, followed by or that include the words "believes," "expects," "may," "estimates," "will," "should," "intends," "regarded to be," "plans," or "anticipates," or similar expressions, or the negative thereof, and other statements regarding matters that are not historical facts, are or may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that may cause actual results to differ include, among others, effectiveness of management's strategies and decisions, general economic conditions, risks associated with acquisitions, fluctuations in operating results, changes in applicable federal, state and local laws and regulations, especially environmental regulations, alternate and emerging technologies, competition and pricing pressures, overcapacity in the waste management industry, the Company's ability to deal Year 2000 issues, and uncertainties of litigation. As a result of these factors, among others, the Company's revenues and cash flow could vary significantly from quarter to quarter, and past financial performance should not be considered a reliable indicator of future performance. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on the Company's behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above in this paragraph. Investors are cautioned not to place undue reliance on such statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may be required by federal securities laws.

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


                                                  THE GNI GROUP, INC.




Date:   November 16, 1998                         /s/ Carl V Rush, Jr.
      ---------------------------                 ------------------------------
                                                  Carl V Rush, Jr.
                                                  President and CEO




Date:   November 16, 1998                         /s/ Donna L. Ratliff
      ---------------------------                 ------------------------------
                                                  Donna L. Ratliff
                                                  Treasurer
                                                  (Principal Accounting Officer)

                                EXHIBIT INDEX




EXHIBIT
NUMBER              DESCRIPTION
-------             -----------


  27                Financial Data Schedule