Form 10-Q
period 1998-12-31
GNI GROUP INC /DE/
filed 1999-02-16
CIK 355269

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1998.

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________


                        Commission File Number: 0-10735

                              THE GNI GROUP, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                  76-0232338
(State or other jurisdiction of                   (I.R.S.) Employer
 incorporation or organization)                  Identification No.)


       2525 Battleground Road
          Deer Park, Texas                                  77536
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

The number of shares outstanding of the registrant's Class A voting common stock, $.01 par value per share, as of February 1, 1999 was 571,429. There were no shares outstanding of the registrant's Class B non-voting common stock, $.01 par value per share, as of February 1, 1999.

                           INDEX THE GNI GROUP, INC.


                                                                        Page
                                                                       Number
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets
              December 31, 1998 and June 30, 1998                          1

              Consolidated Statements of Operations
              Three and Six Months ended
              December 31, 1998 and December 31, 1997                      2

              Consolidated Statements of Cash Flows
              Six Months ended December 31, 1998
              and December 31, 1997                                        3

              Notes to Consolidated Financial
              Statements                                                 4-5

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                6-14

Part II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                           15

     Item 2.  Changes in Securities                                       15

     Item 3.  Defaults Upon Senior Securities                             15

     Item 4.  Submission of Matters to a Vote
              of Security Holders                                         15

     Item 5.  Other Information                                           15

     Item 6.  Exhibits and Reports on Form 8-K                            15



CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-------------------------------------------------------------------------------------------------------

THE GNI GROUP, INC.
                                                                        December 31,        June 30,
                                                                             1998             1998
ASSETS
-------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and time deposits                                                   $    358,291      $    208,257
Accounts receivable, less allowance of approximately $279,000
  for 12/31/98 and $229,000 for 6/30/98                                     7,937,029         7,022,323
Inventory                                                                          --           478,886
Prepaid expenses and other assets                                           1,560,340         1,232,555
-------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                        9,855,660         8,942,021
-------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT                                              60,224,905        55,541,764
Less accumulated depreciation                                             (22,349,227)      (19,628,867)
-------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                                          37,875,678        35,912,897
-------------------------------------------------------------------------------------------------------

Restricted time deposits                                                    1,486,511         1,451,253
Deferred tax asset, net                                                     3,697,267           360,165
Intangible assets, net                                                     17,815,661        18,193,364
Other assets, net                                                           5,813,335         4,016,866

-------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $ 76,544,112      $ 68,876,566
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
Accounts payable                                                         $  3,106,185      $  3,299,930
Accrued liabilities                                                         6,750,302         2,987,625
Federal income taxes payable                                                       --           190,005
Current portion of long-term debt                                                  --         2,147,826
-------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                   9,856,487         8,625,386
-------------------------------------------------------------------------------------------------------

Accrued liabilities                                                         2,188,383         2,700,484
Long-term debt, less current portion                                       78,086,002        32,016,606
Series A preferred stock                                                   18,500,000                --
-------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value. Authorized 20,000,000 shares, no
  shares outstanding at 12/31/98 and 6,674,709 issued at 6/30/98.                  --            66,747
Class A common stock, $.01 par value.                                         5,714                --
  Authorized 1,500,000 shares; issued 571,429 shares at 12/31/98 and no shares issued at 6/30/98.
Class B common stock, $.01 par value                                               --                --
  Authorized 1,500,000 shares, no shares outstanding at 12/31/98 and
  No shares issued at 6/30/98.
Additional paid-in capital                                                  3,994,303        21,156,898
Retained earnings (accumulated deficit)                                   (36,086,777)        4,357,451
Less cost of treasury stock (40,184 shares)                                        --           (47,006)
-------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                (32,086,760)       25,534,090
-------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 76,544,112      $ 68,876,566
=======================================================================================================




Notes to Consolidated Financial Statements are an integral part of these statements.

NOTE: The Balance Sheet at December 31, 1998 is unaudited. The Balance Sheet at June 30, 1998 has been derived from the audited financial statements at that date.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

THE GNI GROUP, INC.                              Three Months Ended                Six Months Ended
                                                     December 31,                     December 31,
                                                1998             1997             1998             1997
------------------------------------------------------------------------------------------------------------
REVENUES                                   $  9,024,785     $ 10,681,801     $ 17,523,903     $ 21,599,058


COSTS AND EXPENSES:
Cost of services                              4,892,548        5,965,599       10,772,770       12,111,456
Selling, general and administrative           1,119,298        1,295,782        3,190,406        2,541,780
Depreciation and amortization                 1,997,057        1,828,203        3,933,959        3,556,971

------------------------------------------------------------------------------------------------------------
TOTAL COST AND EXPENSES                       8,008,903        9,089,584       17,897,135       18,210,207
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                       1,015,882        1,592,217         (373,232)       3,388,851
------------------------------------------------------------------------------------------------------------

Interest income                                  17,833           34,923           38,011           61,245
Interest expense                              2,173,474          987,202        3,770,750        1,972,743
Other income                                      1,879            2,756            4,736          106,770

------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE TAX                     (1,137,880)         642,694       (4,101,235)       1,584,123
------------------------------------------------------------------------------------------------------------

Income tax (benefit)                           (384,179)         242,500       (1,317,227)         599,100

------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM        (753,701)         400,194       (2,784,008)         985,023
============================================================================================================

Extraordinary item, net of tax benefit            --               --           3,920,936            --

------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                              (753,701)         400,194       (6,704,944)         985,023
============================================================================================================

Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


THE GNI GROUP, INC.                                                Six Months Ended
                                                                     December 31,
                                                                1998              1997
-------------------------------------------------------------------------------------------
Cash flows from operating activities:
NET INCOME                                                  $ (6,704,944)     $    985,023
Adjustments to reconcile income from
  continuing operations to net cash provided
  by operating activities:
  Depreciation and amortization                                3,933,959         3,556,971
  Deferred taxes                                              (3,357,102)           75,183
  Write-off of deferred loan costs                             1,140,708                --
  Debt retirement costs                                        4,800,103                --
  Gain on sale of assets                                              --            (4,500)
  Change in assets and liabilities, net of acquisition:
    Decrease (increase) in accounts receivable                    31,386        (1,475,830)
    Decrease in inventory                                        478,886             1,523
    Increase in prepaid expenses and other                      (288,892)         (682,449)
    Increase in other assets                                    (112,290)         (510,913)
    Increase (decrease) in accounts payable                   (1,099,522)          233,649
    Increase (decrease) in accrued liabilities                 3,054,808          (359,162)
    Increase (decrease) in income taxes payable                 (200,000)          458,192
-------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      1,677,100         2,277,687
===========================================================================================

Cash flows from investing activities:
Increase in restricted time deposits                             (35,257)          (33,030)
Payment of cash in connection with business acquisition         (482,353)               --
Proceeds from sale of assets                                          --             4,500
Purchases of fixed assets                                     (4,633,141)       (3,465,448)
-------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                         (5,150,751)       (3,493,978)
===========================================================================================

Cash flows from financing activities:
Cash proceeds from notes payable                                 702,233           920,782
Net cash from exercise of stock options                               --           105,000
Net proceeds from issuance of Senior Notes                    72,750,000                --
Purchase of GNI equity                                       (50,727,953)               --
Equity Contribution                                           22,500,000                --
Deferred loan costs                                           (1,597,060)               --
Merger fees and expenses                                      (3,596,242)               --
Subordinated notes make-whole premium                         (3,590,000)               --
Net proceed from revolving line                                3,086,002         1,500,000
Principal payments of long-term debt and notes payable       (35,903,295)       (1,731,876)
-------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      3,623,685           793,906
===========================================================================================

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             150,034          (422,385)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 208,257           807,387
-------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $    358,291      $    385,002
===========================================================================================


Notes to Consolidated Financial Statements are an integral part of these statements.

THE GNI GROUP, INC.                                           December 31, 1998

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions are eliminated.

     The Consolidated Balance Sheet as of December 31, 1998 and the related Statements of Operations for the three and six month periods ended December 31, 1998 and 1997, and Statements of Cash Flows for the six month period ended December 31, 1998 and 1997 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal, recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and Notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's Annual Financial Statements and Notes.


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


MERGER

     On July 29, 1998, the Company completed an offering of $75 million of 10.875% Senior Notes due 2005. The net proceeds from the offering, together with an equity investment in the Company of $22.5 million by 399 Venture Partners, Inc. and certain members of the Company's management, were used to purchase the Company's issued and outstanding Common Stock, pay a cash consideration to holders of options and warrants to purchase Common Stock, repay the existing bank indebtedness and senior subordinated notes, and pay related fees and expenses (the "Merger Transactions").

     Effective July 28, 1998, in connection with the Merger Transactions, the Company entered into a revolving credit facility with NationsBank, N.A. with respect to senior secured credit facilities which provides for (i) revolving loans in the aggregate amount of up to $12 million, subject to a borrowing base formula and certain asset appraisals, with a $3 million sublimit for the issuance of standby and commercial letters of credit and (ii) the Company's existing $1.5 million automatically renewable, stand-by letter of credit, the reimbursement obligations of which are guaranteed by WMX Technologies, Inc. The Revolving Credit Facility has an initial term ending July 31, 2001, with one year renewal options thereafter.

                         MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


OVERVIEW

     Pursuant to a Merger Agreement dated February 12, 1998, and amended on June 17, 1998, between the Company and Green I Acquisition Corp. ("Green I"), a company formed by 399 Venture Partners, Inc. ("399"), Green I merged with and into the Company, with the Company as the surviving corporation (the "Merger"). Immediately following the Merger, each share of GNI common stock was canceled and converted into the right to receive $7.00 in cash, other than certain shares held by management and other than shares held by stockholders who were entitled to, and who perfected their, appraisal rights. Each option and warrant to purchase GNI common stock outstanding immediately prior to the effective date was canceled and the holder thereof received $7.00 per share in cash, net of the application option or warrant exercise price. The Company mailed a proxy statement with respect to the Merger on June 24, 1998 for a stockholders' meeting on July 23, 1998. On July 23, 1998, a majority of the Company's stockholders approved the Merger. On July 28, 1998, the Merger became effective.

     The Merger was financed by an offering of $75 million of 10.875% Senior Notes due 2005, together with an equity investment in the Company of approximately $22.5 million by 399 and certain members of GNI's management (the Merger together with the equity and debt financing arrangements described herein, the "Recapitalization"). In conjunction with the Recapitalization, the Company entered into a new $12 million senior secured revolving facility (the "Revolving Credit Facility") with NationsBank, N.A. which is available for working capital requirements, capital expenditures and other general corporate purposes and permitted acquisitions, subject to a borrowing base formula and certain asset appraisals.

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

RESULTS OF OPERATIONS-
FISCAL 1998 SECOND QUARTER COMPARED WITH FISCAL 1997 SECOND QUARTER

     Revenues. Revenues decreased by $1.7 million, or 15.5%, from $10.7 million in the second quarter of Fiscal 1998 to $9.0 million for the comparable Fiscal 1999 period. This decrease was primarily attributable to (i) a decrease in revenues from the Company's treatment and disposal operation, and (ii) a decrease in chemical manufacturing and processing revenues resulting from low utilization of the Company's stainless steel reaction equipment. Revenues from the Company's treatment and disposal operation decreased by approximately $0.7 million, or 11.4%, from $6.3 million in the Fiscal 1998 second quarter to $5.6 million in the Fiscal 1999 second quarter, primarily due to decreased deepwell disposal volumes. Deepwell disposal volumes decreased in the Fiscal 1999 period due primarily to (i) a decline in the volumes generated by several large deepwell disposal customers compared to the comparable period in Fiscal 1998, and (ii) the loss of certain non-hazardous deepwell disposal volumes to less costly treatment alternatives. Transportation revenues also decreased in the second quarter of Fiscal 1999 by approximately $383,000, or 30.8%, from $1.2 million in the second quarter of Fiscal 1998 to $0.9 million in the comparable period in Fiscal 1999. This decrease in transportation revenues was primarily attributable to the decrease in deepwell disposal volumes during the Fiscal 1999 period. Other treatment and disposal revenues increased approximately $765,000, or 83.1% from $0.9 million in the second quarter of Fiscal 1998 to $1.7 million in the comparable period in Fiscal 1999. This increase in other treatment and disposal revenues was attributable to (i) the Moheat acquisition, and (ii) an increase in special project revenues involving containerized waste, field services and fuels blending.

     Chemical manufacturing revenues decreased by approximately $0.9 million, or 21.4%, from $4.4 million in the second quarter of Fiscal 1998 to $3.5 million for the comparable Fiscal 1999 period. Chemical manufacturing revenues were lower in the Fiscal 1999 period as compared with the Fiscal 1998 period primarily as a result of underutilization in the Company's stainless steel reaction equipment. This underutilization was primarily due to (i) one customer moving their custom manufacturing in-house in response to slower-than-expected market penetration for several of that customer's chemical products which opened up in-house manufacturing capacity and (ii) a delay in start-up of two large projects due to contracting and capital construction issues. Excluding a one-time sale of inventory in the first quarter of Fiscal 1999, the Company's custom manufacturing and processing revenues were approximately $673,000 higher in the second quarter of Fiscal 1999 than in the first quarter of Fiscal 1999, primarily due to increased production from the Company's chemical processing and distillation projects. The fluctuation in chemical manufacturing revenues is primarily due to customer decisions related to timing of projects. Therefore, custom manufacturing and processing revenues may vary from quarter to quarter. The Company's strategy is to foster long-term relationships in its manufacturing and processing business, thereby minimizing the quarter to quarter effects of customer timing decisions.

     Cost of Services. Cost of services decreased as a percent of revenues from 55.9% during the second quarter of Fiscal 1998 to 54.2% for the second quarter of Fiscal 1999. Cost of services decreased by $1.1 million, or 18.0%, from $6.0 million in the second quarter of Fiscal 1998 to $4.9 million in the second quarter of Fiscal 1999. This decrease is primarily the result of the personnel reductions which occurred near the end of the first quarter of Fiscal 1999 and other direct cost savings associated with operational changes in the Company's deepwell disposal business.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased as a percentage of revenues from 12.1% in the second quarter of Fiscal 1998 to 12.4% in the second quarter of Fiscal 1999, due primarily to lower revenues in the second quarter of Fiscal 1999. SG&A decreased by approximately $176,000, or 13.6%, from $1.3 million in the second quarter of Fiscal 1998 to $1.1 million in the second quarter of Fiscal 1999, primarily due to the personnel reductions which occurred near the end of the first quarter of Fiscal 1999.

     Depreciation and Amortization Expenses. Depreciation and amortization increased by approximately $169,000, or 9.2%, from $1.8 million in the second quarter of Fiscal 1998 to $2.0 million in the second quarter of Fiscal 1999 primarily due to capital improvements made by the Company during Fiscal 1998 and the first and second quarters of Fiscal 1999.

     Net Interest Expense. Net interest expense increased by $1.2 million, or 126.8%, from $1.0 million in the second quarter of Fiscal 1998 to $2.2 million in the second quarter of Fiscal 1999. This increase resulted from higher average levels of indebtedness during the Fiscal 1999 period. The higher level of indebtedness in the Fiscal 1999 period was a result of the issuance of the 10.875% Senior Notes due 2005 in connection with the recapitalization transaction completed by the Company on July 28, 1998.

     Net Income (Loss). The Company recorded a net loss of approximately $754,000 for the second quarter of Fiscal 1999 compared to net income of approximately $400,000 for the second quarter of Fiscal 1998.

     Inflation did not have a material impact on the Company's revenues or income for either the second quarter of Fiscal 1999 or Fiscal 1998. Further, it is not expected that inflation will have a material impact during the upcoming quarters for either the Company's revenues or income.


FISCAL 1999 SIX MONTHS COMPARED TO FISCAL 1998 SIX MONTHS

     Revenues. Revenues decreased by $4.1 million, or 18.9%, from $21.6 million for the first six months of Fiscal 1998 to $17.5 million for the comparable period of Fiscal 1999. This decrease was primarily attributable to (i) a decrease in revenues from the Company's treatment and disposal operation, and
(ii) chemical manufacturing revenues that were below expected levels. Revenues from the Company's treatment and disposal operations decreased by approximately $2.4 million, or 18.3%, from $13.2 million in the first six months of Fiscal 1998 to $10.8 million in the first six months of Fiscal 1999, primarily due to decreased deepwell disposal volumes. Deepwell disposal volumes decreased in the Fiscal 1999 period due to several factors: (i) unusually dry weather conditions for most of the first quarter of Fiscal 1999, (ii) a decline in the volumes generated by several large deepwell disposal customers compared with prior periods, and (iii) the loss of certain non-hazardous deepwell disposal volumes to less costly treatment alternatives. Transportation revenues also decreased by $0.7 million, or 28.9%, from $2.5 million for the first six months of Fiscal 1998 to $1.8 million for the comparable Fiscal 1999 period. This decrease in transportation revenues is primarily attributable to the decrease in deepwell disposal volumes during the Fiscal 1999 period.

     Chemical manufacturing revenues decreased by approximately $1.7 million, or 19.8%, from $8.4 million during the first six months of Fiscal 1998 to $6.7 million for the comparable Fiscal 1999 period. This decrease was primarily due to one customer moving their custom manufacturing in-house in response to slower-than-expected market penetration for several of that customer's chemical products which opened up in-house manufacturing capacity. Chemical manufacturing revenues also vary from period to period due to customer decisions relating to timing of projects. The Company's strategy is to foster long-term relationships in its manufacturing and processing business, thereby minimizing the effects of customer timing decisions.

     Cost of Services. Cost of services increased as a percent of revenues from 56.1% during the first six months of Fiscal 1998 to 61.5% for the comparable Fiscal 1999 period. Cost of services decreased by $1.3 million, or 11.1%, from $12.1 million for the first six months of Fiscal 1998 to $10.8 million for the first six months of Fiscal 1999. The increase of cost of services as a percent of revenue and the decrease in actual cost of services together reflect the combination of the relatively fixed cost nature of the Company's cost of services and the lower revenues in the Fiscal 1999 period. Included within the cost of services figure for Fiscal 1999 were non-recurring personnel reduction costs of approximately $249,000. Excluding these non-recurring costs would result in cost of services of 60.1% of revenues during the first six months of Fiscal 1999 compared with 56.1% in the first six months of Fiscal 1998, and a decrease in cost of services of approximately $1.6 million, or 13.1%, from Fiscal 1998 to Fiscal 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased as a percentage of revenues from 11.8% in the first six months of Fiscal 1998 to 18.2% in the comparable Fiscal 1999 period. SG&A increased by approximately $0.6 million, or 25.5%, from $2.5 million in the first six months of Fiscal 1998 to $3.2 million for the comparable period in Fiscal 1999. This increase was due primarily to (i) the inclusion in the first quarter of Fiscal 1999 of non-recurring personnel reduction costs and transactions costs of approximately $232,000 and $673,000, respectively, and (ii) lower revenues in the Fiscal 1999 period compared to Fiscal 1998. Excluding the non-recurring charges, SG&A decreased by approximately $256,000, or 10.1%, from Fiscal 1998 to Fiscal 1999.

     Depreciation and Amortization Expenses. Depreciation and amortization increased by approximately $378,000, or 10.6%, from $3.6 million in the first six months of Fiscal 1998 to $3.9 million in the comparable Fiscal 1999 period primarily due to the capital improvements made by the Company to its facilities during Fiscal 1998 and the first and second quarters of Fiscal 1999.

     Net Interest Expense. Net interest expense increased by $1.9 million, or 106.6%, from $1.8 million in the first six months of Fiscal 1998 to $3.7 million for the comparable Fiscal 1999 period. This increase resulted from higher average levels of indebtedness during the Fiscal 1999 period. The higher level of indebtedness in the Fiscal 1999 period was a result of the issuance of the 10.875% Senior Notes due 2005 in connection with the recapitalization transaction completed by the Company on July 28, 1998.

     Income (Loss) Before Extraordinary Item. The Company recorded a loss before extraordinary item of $2.8 million for the first six months of Fiscal 1999 compared to income before extraordinary item of $1.0 million for the comparable Fiscal 1998 period.

     Net Income (Loss). The Company recorded a net loss of $6.7 million for the first six months of Fiscal 1999 compared to net income of $1.0 million for the comparable Fiscal 1998 period. The Company recorded an extraordinary charge in the amount of $3.9 million, net of tax benefit, in connection with the recapitalization transaction completed by the Company on July 28, 1998.


     Inflation did not have a material impact on the Company's revenues or income for either the Fiscal 1999 or 1998 periods. Further, it is not expected that inflation will have a material impact during the upcoming quarters for either the Company's revenues or income.

LIQUIDITY AND CAPITAL RESOURCES

     For the first six months of Fiscal 1999 the Company provided $1.7 million in net cash from operations compared with $2.3 million for the comparable Fiscal 1998 period. This decrease of approximately $0.6 million was attributable to several factors, some of which were offsetting: (i) a net loss in the Fiscal 1999 period as compared with net income in the Fiscal 1998 period, (ii) the incurrence of debt retirement costs in the Fiscal 1999 period, without a corresponding expense in the Fiscal 1998 period, (iii) a slight decrease in accounts receivable, net of acquisition, in the Fiscal 1999 period compared with a substantial increase in the comparable Fiscal 1998 period, (iv) a larger decrease in inventory for the Fiscal 1999 period compared with the Fiscal 1998 period, (v) a decrease in accounts payable, net of acquisition, for the Fiscal 1999 period compared with an increase in accounts payable for the comparable Fiscal 1998 period, and (vi) a significant increase in accrued liabilities in the Fiscal 1999 period compared to a small decrease in accrued liabilities for the comparable Fiscal 1998 period. Item (ii) above relates to the Recapitalization that closed during the first quarter of fiscal 1999. As a part of the accounting treatment for the Recapitalization, the Company's deferred tax asset increased by approximately $3.0 million and existing deferred loan costs as well as debt retirement costs were written-off. With respect to item (iii), accounts receivable increased substantially in the Fiscal 1998 period primarily as a result of consolidation of former customers of a waste management firm that closed in late September. Item (iv) relates to the decrease in inventory for the Fiscal 1999 period and results from the sale of the Company's acetonitrile business to BP Chemicals Inc. ("BP") effective as of July 1, 1998. As a part of the sale, the Company's acetonitrile inventory was also sold to BP. Item (v), accounts payable, experienced a substantial decrease in the Fiscal 1999 period primarily attributable to a reduction in the level of payables associated with capital expenditures over the period. Item (vi), accrued liabilities, experienced a significant increase in the Fiscal 1999 period compared with a small decrease in the comparable Fiscal 1998 period, primarily the result of accrued interest associated with the Senior Notes, coupled with no such accrued expense in the Fiscal 1998 period.

     During the first six months of Fiscal 1999 and Fiscal 1998, the Company's net cash used in investing activities was $5.2 million and $3.5 million, respectively. For Fiscal 1999, the main components were the cash payment of approximately $480,000 made for a business acquisition during the period and capital expenditures during the first six months of Fiscal 1999. The Company's capital expenditures during the first six months of Fiscal 1999 and Fiscal 1998 were $4.6 million and $3.5 million, respectively. In the first six months of Fiscal 1999, capital expenditures included approximately $1.5 million spent to bring the Company's facilities into compliance with new environmental regulations regarding air emissions. These regulatory-related capital expenditures represent a continuation of projects originally anticipated to be completed by the end of the Company's Fiscal 1998. Also, during the first six months of Fiscal 1999, the Company incurred customer-related capital expenditures of approximately $2.0 million, approximately $0.5 million of which related to the Navy contract to blend and recycle a fuel mixture as a subcontractor to Battelle Memorial Institute. This capital will be recovered over the life of the Navy contract. The balance of the customer-related capital expenditures were incurred on behalf of a major specialty chemical customer and represented a slippage in the completion of construction modifications to GNI's chemical plant for this particular project, which was originally anticipated to be completed by the end of the Company's Fiscal 1998. The capital expenditures incurred for this plant modification will be recovered over the term of the particular contract. Capital expenditures for fixed assets for the Fiscal 1998 periods were primarily related to general improvements to the Company's chemical manufacturing and treatment and disposal facilities. For the first six months of Fiscal 1999, the Company's financing activities provided net cash of $3.6 million compared with $0.8 million in the fiscal 1997 period. For the fiscal 1999 period, the main components of financing activities were the various financing steps that comprised the Recapitalization.

     During the first six months of Fiscal 1999, accounts receivable increased by approximately $0.9 million primarily due to the Company's Moheat acquisition which closed on September 25, 1998. During the first six months of Fiscal 1999, accounts payable decreased by approximately $194,000, primarily due to the offsetting effect of substantially lower capital expenditures near the end of the period with the addition of accounts payable related to the Company's acquisition of Moheat.

     Effective July 28, 1998, the Company entered into a revolving credit facility with NationsBank, N.A. ("Lender") with respect to senior secured credit facilities which provides for revolving loans in the aggregate amount of up to $12 million, subject to a borrowing base formula and certain asset appraisals, with a $3 million sublimit for the issuance of standby and commercial letters of credit (the "Revolving Credit Facility"). Availability under the Revolving Credit Facility is calculated based on a borrowing base formula tied to (i) 85% of eligible accounts receivable plus (ii) an amount based on the Company's fixed assets. Amounts borrowed under the Revolving Credit Facility will be due in full on July 31, 2001, unless extended. Until the Company provided the Lender with financial statements for the quarter ended September 30, 1998, amounts borrowed under the Revolving Credit Facility bear interest, at the option of the Company, at either (i) the Lender's Base Rate plus 1.00% or (ii) LIBOR plus 2.75%. Thereafter, such applicable margins are subject to reduction based upon the Company's Interest Coverage Ratio (as defined in the Revolving Credit Facility.) The Revolving Credit Facility contains standard financial and restrictive covenants for facilities of this type. As of December 31, 1998 the Company's Revolving Credit Facility had an outstanding balance of approximately $3.1 million and approximately $0.5 million of letters of credit outstanding, leaving approximately $7.8 million of availability.

     The Company's ability to make scheduled payments of principal of and interest on, or to refinance its indebtedness, or to fund planned capital expenditures will depend on its future performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the Company's current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Revolving Credit Facility, will be adequate to meet the Company's liquidity needs for the next several years. However, there can be no assurance that the Company's businesses will generate sufficient cash flow from operations, or that future borrowings will be available under the Revolving Credit Facility in an amount sufficient to enable the Company to service its indebtedness, or to fund its other liquidity needs.

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

     The Company's State of Readiness. An initial systems survey of the Company was completed in April, 1998 and revealed that several of the Company's administrative applications and plant systems possess Year 2000 problems. The Company has implemented a remediation plan to address the issues in a timely manner. To date, the remediation plan is partially complete, with the remainder to be completed by September 30, 1999. The remaining cost of bringing the evaluated systems into compliance is estimated to be between $75,000 and $100,000, including all software upgrade fees and installation costs.

     Embedded Technology. The Company has focused its assessments, to date, on the information technology systems. To date, the Company's assessments indicate that, due to the nature of the Company's operations, the non-information technology systems (i.e. embedded technology such as microcontrollers) do not represent a significant area of risk relative to Year 2000 readiness. The Company's operations do not include capital intensive equipment with embedded microcontrollers.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income in a company's financial statements. Comprehensive income includes all changes in a company's equity accounts (including net income or loss) except investments by, or distributions to, a company's owner. Items which are components of comprehensive income (other than net income or loss) include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The components of comprehensive income must be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of this statement will not have a material impact on the Company's financial statements.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way that public companies report, in their annual financial statements, certain information about their operating segments, their products and services, the geographic area in which they operate and their major customers. The Company believes that the adoption of this statement will not have a material impact on the Company's financial statements, as the Company considers itself to be in one business segment.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. This statement is effective for all fiscal years beginning after June 15, 1999. The Company has not yet determined the impact, if any, this standard will have on its financial position or results of operations, and plans to adopt this standard during the year ending June 30, 2000.

DIVIDEND POLICY

     The Company does not pay any cash dividends on its common stock and does not have any plans to do so in the future. The Company intends to continue a policy of retaining income for use in its business.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q including any forecasts, projections and descriptions of revenues and cash flows expected to be generated pursuant to long-term outsourcing to manufacture specialty chemicals for major chemical customers, anticipated costs savings and synergies referred to herein including statements contained herein regarding the development or possible assumed future results of operations, markets for the Company's services, regulatory developments, any statements preceded by, followed by or that include the words "believes," "expects," "may," "estimates," "will," "should," "intends," "regarded to be," "plans," or "anticipates," or similar expressions, or the negative thereof, and other statements regarding matters that are not historical facts, are or may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that may cause actual results to differ include, among others, effectiveness of management's strategies and decisions, general economic conditions, risks associated with acquisitions, fluctuations in operating results, changes in applicable federal, state and local laws and regulations, especially environmental regulations, alternate and emerging technologies, competition and pricing pressures, overcapacity in the waste management industry, the Company's ability to deal with Year 2000 issues, and uncertainties of litigation. As a result of these factors, among others, the Company's revenues and cash flow could vary significantly from quarter to quarter, and past financial performance should not be considered a reliable indicator of future performance. No assurance can be given that these are all of the factors that could cause results to vary materially from the forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on the Company's behalf are expressly qualified in their entirety by the cautionary statements set forth or referred to above in this paragraph. Investors are cautioned not to place undue reliance on such statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may be required by federal securities laws.

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

THE GNI GROUP, INC.




Date:       February 16, 1998                 /s/ Carl V Rush, Jr.
                                              -------------------------------
                                              Carl V Rush, Jr.
                                              President and CEO




Date:       February 16, 1998                 /s/ Donna L. Ratliff
                                              -------------------------------
                                              Donna L. Ratliff
                                              Treasurer
                                              (Principal Accounting
                                              Officer)