Form 10-Q
period 1999-03-31
GNI GROUP INC /DE/
filed 1999-05-17
CIK 355269

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)
         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

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

The number of shares outstanding of the registrant's Class A voting common stock, $.01 par value per share, as of April 1, 1999 was 571,429. There were no shares outstanding of the registrant's Class B non-voting common stock, $.01 par value per share, as of April 1, 1999.

                                      INDEX
                               THE GNI GROUP, INC.

                                                                                         Page
PART I - FINANCIAL INFORMATION                                                           Number
------------------------------                                                           ------
Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  March 31, 1999 and June 30, 1998                                          1

                  Consolidated Statements of Operations
                  Three and Nine Months ended March 31,
                  1999 and March 31, 1998                                                   2

                  Consolidated Statements of Cash Flows
                  Nine Months ended March 31, 1999
                  and March 31, 1998                                                        3

                  Notes to Consolidated Financial
                  Statements                                                               4-5

Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                                              6-13


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                 14

Item 2.  Changes in Securities                                                             14

Item 3.  Defaults Upon Senior Securities                                                   14

Item 4.  Submission of Matters to a Vote
                  of Security Holders                                                      14

Item 5.  Other Information                                                                 14

Item 6.  Exhibits and Reports on Form 8-K                                                  14

Item 21. Exhibits and Financial Statement Schedules                                        14

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-------------------------------------------------------------------------------------------------------

THE GNI GROUP, INC.                                                      March 31,          June 30,
                                                                            1999              1998
ASSETS                                                                  ------------      ------------
CURRENT ASSETS:
Cash and time deposits                                                  $    516,099      $    208,257
Accounts receivable, less allowance of approximately $279,000
  for 3/31/99 and $229,000 for 6/30/98                                    10,118,935         7,022,323
Inventory                                                                         --           478,886
Prepaid expenses and other assets                                          1,514,029         1,232,555
                                                                        ------------      ------------
TOTAL CURRENT ASSETS                                                      12,149,063         8,942,021
                                                                        ------------      ------------
PROPERTY, PLANT AND EQUIPMENT                                             61,288,600        55,541,764
Less accumulated depreciation                                            (23,871,081)      (19,628,867)
                                                                        ------------      ------------
NET PROPERTY, PLANT AND EQUIPMENT                                         37,417,519        35,912,897
                                                                        ------------      ------------
Restricted time deposits                                                   1,501,511         1,451,253
Deferred tax asset, net                                                    4,078,145           360,165
Intangible assets, net                                                    17,398,740        18,193,364
Other assets,net                                                           5,775,417         4,016,866
                                                                        ------------      ------------
TOTAL ASSETS                                                            $ 78,320,395      $ 68,876,566
                                                                        ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                        $  3,635,781      $  3,299,930
Accrued liabilities                                                        3,983,877         2,987,625
Federal income taxes payable                                                      --           190,005
Current portion of long-term debt                                                 --         2,147,826
                                                                        ------------      ------------
TOTAL CURRENT LIABILITIES                                                  7,619,658         8,625,386
                                                                        ------------      ------------
Accrued liabilities                                                        1,697,333         2,700,484
Long-term debt, less current portion                                      83,326,421        32,016,606
Series A preferred stock                                                  18,500,000                --
                                                                        ------------      ------------
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value.  Authorized 20,000,000 shares,
no shares outstanding at 3/31/99 and 6,674,709                                    --            66,747
issued at 6/30/98
Class A common stock, $.01 par value
   Authorized 1,500,000 shares; issued 571,429 shares at 3/31/99               5,714                --
and no shares issued at 6/30/98
Class B common stock, $.01 par value                                              --                --
  Authorized 1,500,000 shares, no shares outstanding at 3/31/99 and
  No shares issued at 6/30/98
Additional paid-in capital                                                 3,994,303        21,156,898
Retained earnings (accumulated deficit)                                  (36,823,034)        4,357,451
Less cost of treasury stock (40,184 shares)                                       --           (47,006)
                                                                        ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                                               (32,823,017)       25,534,090

                                                                        ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 78,320,395      $ 68,876,566
                                                                        ============      ============

Notes to Consolidated Financial Statements are an integral part of these statements.

NOTE: The Balance Sheet at March 31, 1999 is unaudited. The Balance Sheet at June 30, 1998 has been derived from the audited financial statements at that date.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
THE GNI GROUP, INC.                               Three Months Ended                 Nine Months Ended
                                                      March 31,                          March 31,
                                                1999              1998             1999              1998
                                            ------------      ------------     ------------      ------------
REVENUES                                    $  9,497,603      $ 11,036,712     $ 27,021,506      $ 32,635,770

COST AND EXPENSES:
Cost of services                               5,099,602         6,250,779       15,872,372        18,362,235
Selling, general and administrative            1,237,974         1,279,656        4,428,380         3,821,436
Depreciation and amortization                  2,166,494         1,827,552        6,100,452         5,384,523
                                            ------------      ------------     ------------      ------------
TOTAL COST AND EXPENSES                        8,504,070         9,357,987       26,401,204        27,568,194
                                            ------------      ------------     ------------      ------------

OPERATING INCOME                                 993,533         1,678,725          620,302         5,067,576
                                            ------------      ------------     ------------      ------------

Interest income                                   16,733            22,935           54,743            84,180
Interest expense                               2,089,442           962,053        5,860,192         2,934,796
Other income (expense)                           (11,459)              385           (6,724)          107,155
                                            ------------      ------------     ------------      ------------

INCOME (LOSS) BEFORE TAX                      (1,090,635)          739,992       (5,191,871)        2,324,115
                                            ------------      ------------     ------------      ------------

Income tax (benefit)                            (354,378)          299,968       (1,671,605)          899,068
                                            ------------      ------------     ------------      ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM         (736,257)          440,024       (3,520,266)        1,425,047
                                            ============      ============     ============      ============

Extraordinary item, net of tax benefit                --                --        3,920,936                --
                                            ------------      ------------     ------------      ------------

NET INCOME (LOSS)                               (736,257)          440,024       (7,441,202)        1,425,047
                                            ============      ============     ============      ============

Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
THE GNI GROUP, INC.                                               Nine Months Ended
                                                                     March 31,
                                                                1999              1998
                                                            ------------      ------------
Cash flows from operating activities:
NET INCOME                                                  $ (7,441,202)     $  1,425,047
Adjustments to reconcile income from
  continuing operations to net cash provided
  by operating activities:
  Depreciation and amortization                                6,100,452         5,384,523
  Deferred taxes                                              (3,717,980)           98,163
  Write-off of deferred loan costs                             1,140,708                --
  Debt retirement costs                                        4,800,103                --
  Gain on sale of assets                                              --            (4,500)
  Change in assets and liabilities, net of acquisition:
    Increase in accounts receivable                           (2,150,520)       (2,142,711)
    Decrease in inventory                                        478,886           215,508
    Increase in prepaid expenses and other                      (242,581)         (303,595)
    Increase in other assets                                    (126,568)         (874,410)
    Decrease in accounts payable                                (569,926)         (261,502)
    Decrease in accrued liabilities                              (50,903)         (486,715)
    Increase (decrease) in income taxes payable                 (200,000)          631,700
                                                            ------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (1,979,531)        3,681,508
                                                            ============      ============

Cash flows from investing activities:
Increase in restricted time deposits                             (50,257)          (49,555)
Payment of cash in connection with business acquisition         (482,353)               --
Proceeds from sale of assets                                          --             4,500
Purchases of fixed assets                                     (5,696,836)       (5,536,221)
                                                            ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                         (6,229,446)       (5,581,276)
                                                            ============      ============
Cash flows from financing activities:
Cash proceeds from notes payable                                 702,233           920,782
Net cash from exercise of stock options                               --           105,000
Net proceeds from issuance of Senior Notes                    72,750,000                --
Purchase of GNI equity                                       (50,727,953)               --
Equity Contribution                                           22,500,000                --
Deferred loan costs                                           (1,772,581)               --
Merger fees and expenses                                      (3,596,242)               --
Subordinated notes make-whole premium                         (3,590,000)               --
Net proceeds from revolving line                               8,326,421         2,700,000
Principal payments of long-term debt and notes payable       (36,075,059)       (2,546,021)
                                                            ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      8,516,819         1,179,761
                                                            ============      ============

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             307,842          (720,007)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 208,257           807,387
                                                            ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $    516,099      $     87,380
                                                            ============      ============

Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE GNI GROUP, INC.                                               March 31, 1999


SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions are eliminated.

    The Consolidated Balance Sheet as of March 31, 1999 and the related Statements of Operations for the three and nine month periods ended March 31, 1999 and 1998, and Statements of Cash Flows for the nine month period ended March 31, 1999 and 1998 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal, recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and Notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's Annual Financial Statements and Notes.


Statement of Cash Flows

    For purposes of reporting cash flows, cash and time deposits include cash on hand and certificates of deposit.


Acquisitions

    On September 25, 1998, a wholly-owned subsidiary of the Company, GNI Technical Services, Inc., purchased substantially all of the assets and assumed certain liabilities of Moheat, Inc. ("Moheat") for cash consideration of approximately $480,000. Moheat is engaged in the site management and disposal of hazardous waste, primarily as a contractor to the U. S. government.


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

    Effective July 28, 1998, in connection with the Merger Transactions, the Company entered into a revolving credit facility with NationsBank, N.A. with respect to senior secured credit facilities which provides for (i) revolving loans in the aggregate amount of up to $12 million, subject to a borrowing base formula and certain asset appraisals, with a $3 million sublimit for the issuance of standby and commercial letters of credit and (ii) the Company's existing $1.5 million automatically renewable, stand-by letter of credit, the reimbursement obligations of which are quaranteed by WMX Technologies, Inc. The Revolving Credit Facility has an initial term ending July 31, 2001, with one year renewal options thereafter.

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

    On September 25, 1998, a wholly-owned subsidiary of the Company, GNI Technical Services, Inc., purchased substantially all of the assets and assumed certain liabilities of Moheat, Inc. ("Moheat") for cash consideration of approximately $480,000. Moheat is engaged in the site management and disposal of hazardous waste, primarily as a contractor to the U. S. government.

RESULTS OF OPERATIONS-
FISCAL 1999 THIRD QUARTER COMPARED WITH FISCAL 1998 THIRD QUARTER

    Revenues. Revenues decreased by $1.5 million, or 14%, from $11.0 million in the third quarter of Fiscal 1998 to $9.5 million for the comparable Fiscal 1999 period. This decrease was attributable to a decline in revenues from both the treatment and disposal operation of the company and the chemical manufacturing and processing operation. Revenues from the Company's treatment and disposal operation decreased by approximately $0.5 million or 7.1% from $6.7 million in the Fiscal 1998 third quarter to $6.2 million in the Fiscal 1999 third quarter, primarily due to decreased deepwell disposal volumes and transportation revenues. Deepwell disposal volumes decreased in the Fiscal 1999 period due to a decline in the volumes generated by several large deepwell disposal customers and the loss of certain non-hazardous deepwell disposal volumes to less costly treatment alternatives. Transportation revenues included in treatment and disposal operations, declined by 36% to $1.0 million compared to the Fiscal 1998 third quarter of $1.5 million. This decrease follows the decline in deepwell disposal volumes in Fiscal 1999. Other treatment and disposal revenues increased to $2.1 million in the third quarter of Fiscal 1999 versus $1.1 million in the comparable period of Fiscal 1998. The increase is attributable to the Moheat acquisition and an increase in special project revenues involving containerized waste and fuels blending.

    Chemical manufacturing revenues decreased by approximately $1.1 million, or 24.6%, from $4.3 million in the third quarter of Fiscal 1998 to $3.2 million for the comparable Fiscal 1999 period. Chemical manufacturing revenues were benefited in the Fiscal 1999 quarter by the sale and assignment of a long-term supply agreement owned by the Company. This sale contributed approximately $1.1 million to the quarterly revenue in Fiscal 1999. The total decline in chemical manufacturing revenues was due to a continuing delay in the start-up of two large projects due to capital construction issues. The projects are being run in the fourth quarter of Fiscal 1999. The fluctuation in chemical manufacturing revenues is primarily due to customer decisions related to timing of projects. Therefore, custom manufacturing and processing revenues may vary from quarter to quarter.

    Cost of Services. Cost of services decreased as a percent of revenues from 56.6% during the third quarter of Fiscal 1998 to 53.7% for the comparable period in Fiscal 1999. This decrease is primarily the result of the personnel reductions which occurred near the end of the first quarter of Fiscal 1999 and other direct cost savings associated with operational changes in the Company's deepwell disposal business.

    Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased as a percentage of revenues from 11.6% in the third quarter of Fiscal 1998 to 13.0% in the third quarter of Fiscal 1999. As many of the cost elements in this category are fixed, the percentage will increase as revenue declines. SG&A decreased by approximately $42,000 or 3.3% from $1.28 million in the third quarter of Fiscal 1998 to $1.24 million in the comparable quarter of Fiscal 1999 due to personnel reductions.

    Depreciation and Amortization Expenses. Depreciation and amortization increased by approximately $339,000, or 18.5%, from $1.8 million in the third quarter of Fiscal 1998 to $2.2 million in the third quarter of Fiscal 1999 primarily due to capital improvements made by the Company during Fiscal 1998 and the first three quarters of Fiscal 1999.

    Net Interest Expense. Net interest expense increased by $1.2 million, or 122.0%, from $.9 million in the third quarter of Fiscal 1998 to $2.1 million in the third quarter of Fiscal 1999. This increase resulted from higher average levels of indebtedness during the Fiscal 1999 period. The higher level of indebtedness in the Fiscal 1999 period was a result of the issuance of the 10.875% Senior Notes due 2005 in connection with the recapitalization transaction completed by the Company on July 28, 1998.

  Net Income (Loss). The Company recorded a net loss of approximately $736,000 for the third quarter of Fiscal 1999 compared to net income of approximately $440,000 for the third quarter of Fiscal 1998.

      Inflation did not have a material impact on the Company's revenues or income for either the third quarter of Fiscal 1999 or Fiscal 1998. Further, it is not expected that inflation will have a material impact during the upcoming quarters for either the Company's revenues or income.


FISCAL 1999 NINE MONTHS COMPARED TO FISCAL 1998 NINE MONTHS

    Revenues. Revenues decreased by $5.6 million, or 17.2%, from $32.6 million for the first nine months of Fiscal 1998 to $27.0 million for the comparable period of Fiscal 1999. This decrease was primarily attributable to (i) a decrease in revenues from the Company's treatment and disposal operation, and
(ii) chemical manufacturing revenues that were below expected levels. Revenues from the Company's treatment and disposal operations decreased by approximately $2.9 million, or 14.6%, from $19.9 million in the first nine months of Fiscal 1998 to $17.0 million in the first nine months of Fiscal 1999, primarily due to decreased deepwell disposal volumes. Deepwell disposal volumes decreased in the Fiscal 1999 period due to several factors: (i) unusually dry weather conditions for most of Fiscal 1999, (ii) a decline in the volumes generated by several large deepwell disposal customers compared with prior periods, and (iii) the loss of certain non-hazardous deepwell disposal volumes to less costly treatment alternatives. Transportation revenues also decreased by $1.3 million, or 32.5%, from $4.0 million for the first nine months of Fiscal 1998 to $2.7 million for the comparable Fiscal 1999 period. This decrease in transportation revenues is primarily attributable to the decrease in deepwell disposal volumes during the Fiscal 1999 period.

    Chemical manufacturing revenues decreased by approximately $2.7 million, or 21.4%, from $12.7 million during the first nine months of Fiscal 1998 to $10.0 million for the comparable Fiscal 1999 period. This decrease was primarily due to one customer moving their custom manufacturing in-house in response to slower-than-expected market penetration for several of that customer's chemical products which opened up in-house manufacturing capacity. Chemical manufacturing revenues were benefited in the current period by the sale and assignment of a long-term supply agreement owned by the Company. This sale contributed approximately $1.1 million to revenue in the third quarter of Fiscal 1999. Chemical manufacturing revenues also vary from period to period due to customer decisions relating to timing of projects. The Company's strategy is to foster long-term relationships in its manufacturing and processing business, thereby minimizing the effects of customer timing decisions.

    Cost of Services. Cost of services increased as a percent of revenues from 56.3% during the first nine months of Fiscal 1998 to 58.7% for the comparable Fiscal 1999 period. Cost of services decreased by $2.5 million, or 13.6%, from $18.4 million for the first nine months of Fiscal 1998 to $15.9 million for the first nine months of Fiscal 1999. The increase of cost of services as a percent of revenue and the decrease in actual cost of services together reflect the combination of the relatively fixed cost nature of the Company's cost of services and the lower revenues in the Fiscal 1999 period. Included within the cost of services figure for Fiscal 1999 were non-recurring personnel reduction costs of approximately $249,000.

    Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased as a percentage of revenues from 11.7% in the first nine months of Fiscal 1998 to 16.4% in the comparable Fiscal 1999 period. SG&A increased by approximately $0.6 million, or 15.9%, from $3.8 million in the first nine months of Fiscal 1998 to $4.4 million for the comparable period in Fiscal 1999. This increase was due primarily to (i) the inclusion in the first quarter of Fiscal 1999 of personnel reduction costs and non-recurring transactions costs of approximately $232,000 and $673,000, respectively, and (ii) lower revenues in the Fiscal 1999 period compared to Fiscal 1998. Excluding the non-recurring charges, SG&A decreased by approximately $299,000, or 7.8%, from Fiscal 1998 to Fiscal 1999.

    Depreciation and Amortization Expenses. Depreciation and amortization increased by approximately $716,000, or 13.3%, from $5.4 million in the first nine months of Fiscal 1998 to $6.1 million in the comparable Fiscal 1999 period primarily due to the capital improvements made by the Company to its facilities during Fiscal 1998 and Fiscal 1999.

    Net Interest Expense. Net interest expense increased by $3.1 million, or 111.9%, from $2.7 million in the first nine months of Fiscal 1998 to $5.8 million for the comparable Fiscal 1999 period. This increase resulted from higher average levels of indebtedness during the Fiscal 1999 period. The higher level of indebtedness in the Fiscal 1999 period was a result of the issuance of the 10.875% Senior Notes due 2005 in connection with the recapitalization transaction completed by the Company on July 28, 1998.

     Income (Loss) Before Extraordinary Item. The Company recorded a loss before extraordinary item of $3.5 million for the first nine months of Fiscal 1999 compared to income before extraordinary item of $1.4 million for the comparable Fiscal 1998 period.

  Net Income (Loss). The Company recorded a net loss of $7.4 million for the first nine months of Fiscal 1999 compared to net income of $1.4 million for the comparable Fiscal 1998 period. The Company recorded an extraordinary charge in the amount of $3.9 million, net of tax benefit, in connection with the recapitalization transaction completed by the Company on July 28, 1998.

    Inflation did not have a material impact on the Company's revenues or income for either the Fiscal 1999 or 1998 periods. Further, it is not expected that inflation will have a material impact during the upcoming quarters for either the Company's revenues or income.


LIQUIDITY AND CAPITAL RESOURCES

    For the first nine months of Fiscal 1999 the Company used $2.0 million in net cash from operations compared with providing $3.7 million for the comparable Fiscal 1998 period. This decrease of approximately $5.7 million was attributable to several factors, some of which were offsetting: (i) a net loss in the Fiscal 1999 period as compared with net income in the Fiscal 1998 period, (ii) the incurrence of debt retirement costs in the Fiscal 1999 period, without a corresponding expense in the Fiscal 1998 period, (iii) a slight increase in accounts receivable, net of acquisition, in the Fiscal 1999 period, (iv) a larger decrease in inventory for the Fiscal 1999 period compared with the Fiscal 1998 period, (v) a larger decrease in accounts payable, net of acquisition, for the Fiscal 1999 period, and (vi) a smaller decrease in accrued liabilities in the Fiscal 1999 period. Item (ii) above relates to the Recapitalization that closed during the first quarter of fiscal 1999. As a part of the accounting treatment for the Recapitalization, the Company's deferred tax asset increased by approximately $3.7 million and existing deferred loan costs as well as debt retirement costs were written-off.

    During the first nine months of Fiscal 1999 and Fiscal 1998, the Company's net cash used in investing activities was $6.2 million and $5.6 million, respectively. For Fiscal 1999, the main components were the cash payment of approximately $480,000 made for a business acquisition during the period and capital expenditures during the first nine months of Fiscal 1999. The Company's capital expenditures during the first nine months of Fiscal 1999 and Fiscal 1998 were $5.7 million and $5.5 million, respectively. In the first nine months of Fiscal 1999, capital expenditures included approximately $1.5 million spent to bring the Company's facilities into compliance with new environmental regulations regarding air emissions. These regulatory-related capital expenditures represent a continuation of projects originally anticipated to be completed by the end of the Company's Fiscal 1998. Also, during the first nine months of Fiscal 1999, the Company incurred customer-related capital expenditures of approximately $2.6 million, approximately $0.5 million of which related to the Navy contract to blend and recycle a fuel mixture as a subcontractor to Battelle Memorial Institute. This capital will be recovered over the life of the Navy contract. The balance of the customer-related capital expenditures were incurred on behalf of a major specialty chemical customer and represented a slippage in the completion of construction modifications to GNI's chemical plant for this particular project, which was originally anticipated to be completed by the end of the Company's Fiscal 1998. The capital expenditures incurred for this plant modification will be recovered over the term of the particular contract. Capital expenditures for fixed assets for the Fiscal 1998 periods were primarily related to general improvements to the Company's chemical manufacturing and treatment and disposal facilities. For the first nine months of Fiscal 1999, the Company's financing activities provided net cash of $8.5 million compared with $1.2 million in the fiscal 1997 period. For the fiscal 1999 period, the main components of financing activities were the various financing steps that comprised the Recapitalization.

     During the first nine months of Fiscal 1999, accounts receivable increased by approximately $3.1 million primarily due to the Company's Moheat acquisition which closed on September 25, 1998 and the timing of customer receipts. During the first nine months of Fiscal 1999, accounts payable increased by approximately $336,000, primarily due to the addition of accounts payable related to the Company's acquisition of Moheat.

    Effective July 28, 1998, the Company entered into a revolving credit facility with NationsBank, N.A. ("Lender") with respect to senior secured credit facilities which provides for revolving loans in the aggregate amount of up to $12 million, subject to a borrowing base formula and certain asset appraisals, with a $3 million sublimit for the issuance of standby and commercial letters of credit (the "Revolving Credit Facility"). Availability under the Revolving Credit Facility is calculated based on a borrowing base formula tied to (i) 85% of eligible accounts receivable plus (ii) an amount based on the Company's fixed assets. Amounts borrowed under the Revolving Credit Facility will be due in full on July 31, 2001, unless extended. Until the Company provided the Lender with financial statements for the quarter ended September 30, 1998, amounts borrowed under the Revolving Credit Facility bear interest, at the option of the Company, at either
(i) the Lender's Base Rate plus 1.00% or (ii) LIBOR plus 2.75%. Thereafter, such applicable margins are subject to reduction based upon the Company's Interest Coverage Ratio (as defined in the Revolving Credit Facility.) The Revolving Credit Facility contains standard financial and restrictive covenants for facilities of this type. As of March 31, 1999 the Company's Revolving Credit Facility had an outstanding balance of approximately $8.3 million and approximately $0.5 million of letters of credit outstanding, leaving approximately $2.0 million of availability.

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

                           None.

Item 5.                    Other Information

                           None.

Item 6.                    Exhibits and Reports on Form 8-K

                           None.

Item 21.                   Exhibits and Financial Statement Schedules

  Number                                    Exhibit
  ------                                    -------
   10.1                    -First Amendment to and Assignment of Deed
                           of Trust dated effective as of July 28, 1998
                           among Disposal Systems of Corpus Christi,
                           Inc., a subsidiary of the company, and
                           NationsBank, N.A.

   10.2                    -Sixth Amendment to and Assignment of Second
                           Lien Deed of Trust dated effective as of July 28, 1998 among Disposal Systems, Inc., a subsidiary of the company, and NationsBank, N.A.

   10.3 -Eighth Amendment to and Assignment of Deed of Trust dated effective as of July 28, 1998 among Disposal Systems, Inc., a subsidiary of the company, and NationsBank, N.A.

   10.4 -Tenth Amendment to and Assignment of Deed of Trust dated effective as of July 28, 1998 among Disposal Systems, Inc., a subsidiary of the company, and NationsBank, N.A.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         THE GNI GROUP, INC.

Date:     May 17, 1999         /s/ Carl V Rush, Jr.      Carl V Rush, Jr.
     ---------------------    ----------------------     President and CEO




Date:     May 17, 1999         /s/ Bruce D. Tobecksen    Bruce D. Tobecksen
     ----------------------   -----------------------    Chief Financial Officer

                               INDEX TO EXHIBITS


  Number                                    Exhibit
  ------                                    -------
   10.1                    -First Amendment to and Assignment of Deed
                           of Trust dated effective as of July 28, 1998
                           among Disposal Systems of Corpus Christi,
                           Inc., a subsidiary of the company, and
                           NationsBank, N.A.

   10.2                    -Sixth Amendment to and Assignment of Second
                           Lien Deed of Trust dated effective as of July 28, 1998 among Disposal Systems, Inc., a subsidiary of the company, and NationsBank, N.A.

   10.3 -Eighth Amendment to and Assignment of Deed of Trust dated effective as of July 28, 1998 among Disposal Systems, Inc., a subsidiary of the company, and NationsBank, N.A.

   10.4 -Tenth Amendment to and Assignment of Deed of Trust dated effective as of July 28, 1998 among Disposal Systems, Inc., a subsidiary of the company, and NationsBank, N.A.

   27                      Financial Data Schedule