Form 10-K405
period 1999-06-30
GNI GROUP INC /DE/
filed 1999-10-13
CIK 355269

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended: Commission File Number:
                              JUNE 30, 1999 0-10735

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

       Registrant's telephone number, including area code: (281) 930-0350

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

  Title of each class                      Name of each exchange on which registered
  -------------------                      -----------------------------------------
         None                                                None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]



                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                               THE GNI GROUP, INC.
                         1999 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
Cover Page ...............................................................................   1

Document Table of Contents................................................................   2


                                            PART I

Item 1.  Business.........................................................................   3

Item 2.  Properties.......................................................................  17

Item 3.  Legal Proceedings ...............................................................  17

Item 4.  Submission of Matters to a Vote of Security Holders..............................  18

                                            PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters........  19

Item 6.  Selected Financial Data..........................................................  19

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................................  20

Item 7A. Quantitative and Qualitative Disclosures About Market Risks......................  26

Item 8.  Financial Statements and Supplementary Data......................................  26

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.............................................................  26

                                           PART III

Item 10.  Directors and Executive Officers................................................  26

Item 11.  Executive Compensation..........................................................  29

Item 12.  Security Ownership of Certain Beneficial Owners and Management..................  30

Item 13.  Certain Relationships and Related Transactions..................................  31

                                            PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ................  33

                                     PART I

ITEM 1.         BUSINESS.

GENERAL

         The GNI Group, Inc. ("GNI") provides comprehensive waste management services that include the treatment, storage, transportation and disposal of hazardous and non-hazardous liquid and solid industrial waste and by-product streams, together with specialized chemical manufacturing, recovery and processing services, to over 300 companies through five subsidiaries. GNI Chemicals Corporation ("GNIC") manufactures specialty chemicals and serves customers in the contract manufacturing, waste recovery and toll distillation segments of the chemical industry. Disposal Systems, Inc. ("DSI") and Disposal Systems of Corpus Christi, Inc. ("DSCCI") own and operate hazardous and non-hazardous waste treatment, storage and disposal operations. Resource Transportation Services, Inc. ("RTS") transports hazardous and non-hazardous waste and chemical products. GNI Technical Services, Inc. ("GNIT") is engaged in site management and disposal of hazardous waste, primarily as a contractor to the U.S. government. (GNI, GNIC, DSI, DSCCI, RTS and GNIT are collectively referred to herein as the "Company.")

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

         Similarly, the Company's Corpus Facility received its combined final RCRA Part B Permit and UIC Permit from the TNRCC on June 23, 1987, and its exemption issued by the EPA pursuant to RCRA, which allows the injection of "land-banned" wastes. The permits, which were transferred to the Company at the time of the acquisition of the Corpus Facility from Chemical Waste Management, Inc. ("CWM") authorize the disposal by deepwell injection of up to 78 million gallons of wastes per year.

         The Company's processing capabilities, permits and regulatory status enable it to receive waste and/or by-product materials and recover valuable components, and to assist customers in minimizing waste volumes, possibly claiming recycling credits or exemptions or otherwise reducing their waste disposal costs. GNIC manufactures specialty chemicals on a contract or "tolling" basis for third parties. GNIC's custom manufacturing and processing services are provided primarily to customers requiring third-party manufacturing or processing due to lack of sufficient capacity to satisfy product development needs or lack of certain internal production capabilities. The streams recycled or recovered by GNIC would otherwise generally require disposal as hazardous waste or are non-hazardous streams generated by customers who desire to have the materials handled under the stringent requirements applicable to a RCRA permitted facility.

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

HISTORY

         The Company is a holding company that conducts business through five wholly-owned subsidiaries. Originally named Nuclear Environmental Engineering, Inc., the Company was incorporated as a Texas corporation in 1971 and reincorporated under its present name as a Delaware corporation in October 1987. From 1971 until 1988, the Company manufactured radioactive sources and tracers utilized principally in the petroleum, industrial and medical markets. During 1987 and 1988, in a series of transactions, the Company disposed of its radiation-related operations and commenced its current waste management services at its Deer Park Facility through the purchase of the stock of DSI from United Distribution Systems, Inc. Also in 1988, the Company formed RTS and commenced its hazardous waste transportation operations. In 1989, the Company formed Chemical Resource Processing, Inc. and in 1990 commenced its specialty chemical manufacturing, recovery and processing operations. In 1996, Chemical Resource Processing, Inc. adopted its current name of GNI Chemicals Corporation. In 1995, the Company formed DSCCI to acquire the Corpus Facility from CWM. In September 1998, the Company formed GNIT to acquire assets and certain liabilities of Moheat, Inc. In each acquisition and disposition, the seller generally retained responsibility for any liability or obligation relating to the transferred operations arising from events that occurred or circumstances that existed prior to the closing of the transaction.

CHEMICAL OPERATIONS

         General

         GNIC manufactures specialty chemicals on a contract or "tolling" basis for customers in the contract manufacturing, waste recovery and toll distillation segments of the chemical industry. GNIC's chemical facility combines a variety of chemical manufacturing and processing technologies to recover valuable organic components from or to process wastes, by-products and chemicals. These technologies include: stainless steel and glass-lined batch reaction, batch and continuous distillation, evaporation, adsorption and absorption. Batch reaction represents chemical synthesis -- the combining of two or more chemical compounds by means of heat and/or pressure. Distillation and evaporation utilize heat to separate liquids from solids and close-boiling liquid components from other liquids. Other technologies, such as adsorption, absorption, and chemical treatment, neutralization and limited extraction, are employed to remove compounds not readily separated by heat. The GNIC facility is designed to achieve fine levels of purity, whether by reaction or separation of various organic components, while being capable of operating under a wide range of temperature and pressure conditions, thus maximizing the Company's flexibility in handling a wide range of wastes, by-products and chemicals. The facility has been designed to be extremely flexible to allow rapid reconfiguration when the Company changes its production stream. Contract manufacturing is the production of chemicals for third parties on a fee per unit of production basis. By virtue of having its deepwell operations, the Company is well positioned to process materials that create large volumes of waste during manufacturing. In addition, the Company seeks projects wherein the raw material source for the compounds is either a waste stream or a chemical manufacturing by-product.

         GNIC primarily services its customers' small to mid-size project needs on a regional and national basis. A substantial number of GNIC's projects are recurring and a majority of GNIC's customers are repeat customers. Substantially all of GNIC's contract chemical manufacturing, recovery and processing services are performed on a tolling basis, wherein GNIC accepts materials owned by its customers and processes these materials for a tolling charge per unit of incoming or outgoing weight or volume

         The GNIC facility was constructed in multiple phases and was designed to accommodate integration of various technologies. The first phase was completed and began operating in the first quarter of fiscal 1991, with the construction of utilities, basic control systems, material storage, and a ninety-foot distillation column. In the third quarter of fiscal 1992, GNIC added a second, smaller, thirty-foot distillation column to the existing operation. GNIC added a wiped film evaporator to its facility in the first quarter of fiscal 1994. Also during fiscal 1994, GNIC constructed and placed into service its first two batch reactors and made a significant number of other modifications and enhancements to its facility. During fiscal 1995, a third batch reactor as well as other capital improvements were added to the facility. During fiscal 1996, the Company added a fourth and fifth reactor. This series of expansions has provided it with reaction capabilities that will enable it to manufacture and process a broad range of specialty chemicals.

         The Company's chemical operation currently targets three categories of business: (i) custom manufacturing, in which the Company manufactures chemical products on behalf of third parties, (ii) custom processing, in which chemical products are further purified or processed, and (iii) recycling, in which waste and by-product streams are accepted, stored and recovered pursuant to the Company's various permits and operating authorizations.

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

         The wastes generated by the Company's customers result from various processes, including metal treating, industrial manufacturing, photo developing, electronic manufacturing, chemical manufacturing, washwaters and other industrial operations. In fiscal 1999, the Company disposed of approximately
74.3 million gallons of wastes in its Deer Park Deepwells and approximately 12.6 million gallons of wastes in its Corpus Deepwell. These 86.9 million gallons represent 25.6% of the capacity of which the Company is permitted to dispose.

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

         Both the Deer Park Deepwells' and the Corpus Deepwell's surface facilities consist of injection pumps, associated blending and storage tanks, filters and related transfer pumps, controls and monitoring instruments. Storage and processing facilities are placed within coated concrete containment structures to protect soil, groundwater and surface water from accidental spills. In addition, the Company is required by environmental laws and regulations to conduct constant monitoring of the deepwells operating parameters, including the flow, pressure, acidity, temperature and specific gravity of the injected wastes.

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

         The Company has been awarded a non-exclusive contract to blend and recycle a mixture of gasoline, polystyrene and benzene for the U.S.Navy. The Company will be a subcontractor to Battelle, the primary U.S. Navy contractor for the project. During the 25-month term of the subcontract, Waste Management could recycle up to approximately 3.4 million gallons of the fuel mixture and up to approximately 2.5 million pounds of shredded aluminum canisters.

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

         Transportation

         As an integral part of the Company's services, RTS transports wastes and by-products for its customers. Historically, a substantial portion of the Company's revenues contributed by its transportation services have been attributable to transport of wastes and by-products to and from the Company's Facilities using RTS vehicles. RTS operates a fleet consisting of 15 tractors and 47 trailers. Liquid waste is frequently transported in bulk but may also be transported in drums. Heavier sludges or bulk solids are transported in sealed, roll-off containers or bulk trailers. RTS has a motor vehicle common carrier certificate issued by the Interstate Commerce Commission that allows the Company to transport materials in all 48 states in the continental United States.

WORKING CAPITAL

         The Company's business does not place unusual demands on working capital. Accordingly, the Company does not carry significant amounts of inventory at any given time. Standard credit terms are given in most cases by the Company, and the Company obtains standard credit terms for most of its purchases.

SEGMENT INFORMATION

         The Company operates primarily in two business segments, waste management services and specialty chemical manufacturing. The Company's waste management business provides a broad range of waste management services which consist of transporting, testing, recovering, treating and disposing of hazardous and non-hazardous wastes. The Company's specialty chemical business manufacturers specialty chemicals on a contract or "tolling" basis for third parties.

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

MARKETING AND CUSTOMERS

         The Company provides integrated chemical manufacturing, recovery, processing, treatment and disposal services to a diverse group of customers on a repetitive, long-term basis. The Company markets its products and services on an integrated basis and its services in one area often support or lead to services in other areas. The Company markets its products and services through direct customer sales using its executive officers and an 11-person marketing and sales staff.

         The Company's customer base is diverse and includes, among others, chemical and specialty chemical companies, petrochemical companies, industrial companies, and other waste management firms that, in most cases, generate wastes and by-products as part of their ongoing operations and/or require chemical manufacturing, recovery and processing services. In fiscal 1999, the Company handled over 1,800 different waste and by-product streams and provided services for approximately 300 customer facilities. The Company's customers include many Fortune 100 chemical and petrochemical producers. During fiscal 1999, BP Chemical accounted for approximately 21% of the Company's consolidated revenues. No other customer accounted for more than 10% of the Company's consolidated revenues during fiscal 1999.

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

BACKLOG

         The Company's operating practices dictate that the maintenance of a backlog is not appropriate. Accordingly, the Company does not have a recorded backlog as of June 30, 1999.

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

COMPETITION

         The markets for the Company's services are highly specialized and competitive. The Company competes with many other firms ranging from small local firms to large national firms. Waste management and disposal firms include Chemical Waste Management, Inc., American Ecology, Inc., and Safety-Kleen Corp. Chemical processing firms include SpecialtyChem Products Corp., Cedar Chemical Corporation, and KMCO, Inc. Some of the Company's competitors are more established in the industry and have greater financial, management, marketing and other resources than the Company. Each of the Company's competitors is able to provide one or more of the services offered by the Company. Management believes that the Company's RCRA Part B Permits combined with its GNIC manufacturing and processing capabilities provides it with a significant competitive advantage because only a few of its principal chemical competitors have on-site waste management capabilities and commercial RCRA Part B Permits. The competitive market also is influenced by the extent to which the companies that generate waste seek to minimize, process and dispose of the waste themselves.

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

         Pursuant to RCRA's requirements, four of the Company's five operating subsidiaries have been issued an EPA identification number. The Company's Facilities also currently operate under RCRA Part B Permits; the Deer Park RCRA Part B Permit expires in August, 2002 and the Corpus RCRA Part B Permit was up for renewal in June 1997. The Company submitted the renewal application for the Corpus RCRA Part B Permit to the TNRCC and received approval on September 25, 1998. There were no material changes in the reissuance of the Corpus RCRA Part B Permit. Consistent with RCRA's permitting standards, the RCRA Part B Permits require the Company to meet certain financial assurance requirements. As of May 18, 1999 the Company has obtained closure and post-closure insurance in the aggregate amount of $1,500,000 covering its Deer Park Facility. CWM currently has in place approximately $1,500,000 to satisfy financial assurance obligations for the Company's Corpus Facility for the next year. The Company also has obtained pollution legal liability insurance covering its Facilities in the aggregate amount of $12,000,000 and $4,000,000 per occurrence, subject to a deductible of $250,000 per occurrence.

         The Company's Deer Park RCRA Part B Permit also requires the Company to proceed diligently with a RCRA Facility Investigation ("RFI") to determine whether and to what extent any releases of hazardous wastes or constituents to the environment have occurred from certain of the Company's units used to manage wastes, and to take appropriate corrective action in the event of any such release. The Company submitted a proposed RFI workplan to the TNRCC for approval. The Company has submitted a revised RFI workplan in response to comments from the TNRCC. Phase I of the workplan was approved with no further action required. Phase II of the workplan is pending decision. Although no determinations as to the requirement for any corrective action can be made at this time, capital expenditures for corrective action, if required, could have a material adverse effect on the Company.

         Underground Injection

         The Federal Safe Drinking Water Act aims to protect public water supplies and drinking water and, among other things, establishes a UIC program designed to prevent contamination of groundwaters from injection wells. The UIC program designates five different classes of injection wells, including a class for those wells like the three the Company operates, which inject hazardous waste below any underground sources of drinking water in the vicinity of the well. Pursuant to the UIC program, which is administered in Texas at the state level under Federal authority and analogous state law by the TNRCC, the TNRCC has issued to the Company two permits for the Deer Park Facility and one permit for the Corpus Facility (the "UIC Permits"). Subject to their terms, the UIC Permits generally authorize the Company until 2008 to dispose of aqueous wastes through injection into two deepwells at its Deer Park Facility and into one deepwell at its Corpus

Facility. The Company has posted financial assurance for the closure of the two deepwells at its Deer Park Facility in the amount of $320,000, and in the amount of $160,000 for the closure of its one deepwell at its Corpus Facility.

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

         Water Discharges

         The Federal Clean Water Act's National Pollutant Discharge Elimination System ("NPDES") program generally requires a permit for the discharge of pollutants into surface waters. Analogous state law requires a similar permit. The Company currently does not operate under a Federal NPDES permit or state wastewater discharge permit because most process wastewaters generated at the Company's facilities are managed as hazardous or non-hazardous wastes and injected in the Company's deepwells. Through a business relationship with a third party, the Company at times also delivers some wastewaters to the third party's wastewater treatment facility for treatment and discharge under its federal NPDES and state wastewater discharge permits. The EPA also adopted regulations concerning discharges of storm water runoff. On February 8, 1993, the Company was granted an EPA General Stormwater NPDES Permit for the Deer Park Facility. The Corpus Facility also has an EPA General Stormwater NPDES Permit. In addition, the Company obtained on December 19, 1997 a NPDES permit for the discharge of domestic and certain non-process industrial wastewater at Deer Park. The permit is currently being renewed and approval is anticipated. Due to continued available domestic processing capacity at an adjacent facility, construction of a sewage treatment unit has not been undertaken.

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

         Predecessor Activities

         As a result of the Company's prior involvement in the manufacturing of radioactive sources and tracers utilized in the petroleum, industrial and medical markets, the Company has conducted decontamination activities at four sites not currently used in its primary operations. The Company has completed decontamination activities at a previously leased site in Baton Rouge, Louisiana, which has been released for general use by the Louisiana Department of Environmental Quality. The Company also has conducted decommissioning activities at its approximately 3.1 acre site in Port Norris, New Jersey. The Company is in the process of implementing an Action Plan approved by the Nuclear Regulatory Commission to address remaining contamination on the site and to complete the decommissioning process. The Company has conducted decontamination activities at its approximately 4.6 acre site in Houston, Texas and will be submitting final surveys to the Texas Department of Health, Bureau of Radiation Control ("BRC") to have the site released for general use. The Company has elected to use a portion of this property as a temporary storage facility and has received permission from the BRC to use this property in this capacity. The Company maintains an approximately 0.5 acre site in Webster, Texas and has received approval from the BRC on a procedure to decontaminate the site. Management believes that the fair value of these four sites will exceed the cost incurred in connection with decommissioning such sites.

INSURANCE

         The Company carries a variety of insurance to cover certain potential risks of its operations. The Company's insurance includes, among others, the following: commercial general liability insurance in the aggregate amount of $2 million; products-completed operations insurance in the aggregate amount of $2 million covering various chemical products; property damage insurance in the aggregate amount of $60 million, subject to a deductible of $100,000 per occurrence (in the event of a flood or earthquake, subject to a $7.5 million aggregate limit and a $250,000 deductible); physical loss or damage insurance on certain crude petroleum, natural gas, products of natural gas and their products in the aggregate amount of $2 million, subject to a deductible of $10,000 per occurrence; business interruption insurance covering the Company's plant and equipment with a combined aggregate limit of $16.5 million, subject to a deductible of fifteen days per occurrence for business interruption; commercial umbrella insurance in the amount of $10 million per occurrence and $10 million in the aggregate, subject to a $10,000 self-insured retention where applicable; pollution legal liability insurance in the amount of $4 million for each loss and $12 million in the aggregate, subject to a deductible of $250,000 per loss; contractors' pollution legal liability insurance in the aggregate amount of $1 million for each loss and $1 million for all losses, subject to a deductible of $50,000 per loss; automobile liability insurance covering the Company's fleet of tractors and trailers in the amount of $1 million per occurrence subject to no deductible; and discontinued products liability insurance covering certain products manufactured by the Company while still in the radiation-related products business of $1 million in the aggregate, subject to a deductible of $5,000 per occurrence. Under some of its insurance policies, the Company is insured with respect to covered liabilities on a "claims made" basis rather than an "occurrence" basis. Under claims made coverage, the Company will be covered only if the policy is in place on the date the claim is asserted even if the Company carried such insurance on the date of the event giving rise to the claim. The Company self-insures its fleet of tractors and trailers for physical damage on over-the-road exposure.

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

EMPLOYEES

         As of August 31, 1999, the Company had 176 employees, of whom 138 are engaged in operations, 22 in administration and accounting, 11 in marketing and sales, and 5 in executive management. None of the Company's employees is subject to a collective bargaining agreement. Management believes that the Company's relationship with its employees is good.

ITEM 2.        PROPERTIES

         The Company owns approximately 10.5 acres of land in Deer Park, Texas and 14.3 acres in Corpus Christi, Texas. The Company conducts permitted treatment, processing and disposal, and manufacturing activities in Deer Park, and treatment and disposal activities in Corpus Christi. In Deer Park, a 6,000 square-foot building houses the Company's treatment and disposal operations, a 3,600 square-foot building houses the Company's chemical operations, a 30,000 square-foot building houses all of the administrative and sales offices as well as the Company's executive and general offices, and a 10,000 square-foot building is used for general maintenance for all of the Company's Deer Park operations.

         The Company's Corpus Christi facility is comprised of a 2,500 square-foot building containing its administration and accounting offices, and laboratory; a 800 square-foot maintenance building containing its operating activities; and a 3,000 square-foot drum storage building.

         The Company also owns approximately 14.8 acres of land adjacent to the Company's Deer Park facility. Approximately 0.25 acres of the Company's Deer Park property is leased to DSI Transports, Inc. ("DSIT"), an unrelated company, under a 99-year lease. In addition, the Company has a preferential right to purchase an approximately 9.5 acre tract adjacent to its Deer Park facility from DSIT in the event that (i) DSIT offers the parcel for sale, or (ii) DSIT receives a bona fide offer to purchase the parcel that it is willing to accept. In either case, DSIT must notify the Company of the terms and conditions of such third-party offer, and the Company has the right to purchase the parcel from DSIT upon such terms and conditions. The Company intends ultimately to use the parcel for the expansion of its Deer Park facility.

         The Company owns four tracts of land not significant to its business, including properties in Houston, Texas, Webster, Texas, Port Norris, New Jersey and Baton Rouge, Louisiana. The Company intends to sell the Port Norris, New Jersey and Baton Rouge, Louisiana properties in the future.

ITEM 3.        LEGAL PROCEEDINGS

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

         Effective July 28, 1998, Green I Acquisition Corp., a Delaware corporation formed by 399 Venture Partners, Inc., merged with and into the Company, with the Company as the surviving corporation (the "Merger"). On February 27, 1998, a complaint purporting to state a class action was filed in the Delaware Court of Chancery by William Chaffin and Marcia Chaffin, alleged to be stockholders of GNI, on behalf of themselves and all others similarly situated, against GNI and its directors. The plaintiffs allege that the Merger was wrongful, unfair and harmful to holders of GNI Common Stock, that the proposed consideration of $7.00 per share was not the result of arms-length negotiations or based upon any independent valuation of the current or projected value of GNI, and that the directors of the Company had conflicts of interest and violated their fiduciary and other common law duties owed to the plaintiffs and other members of the class. The complaint seeks to enjoin the Merger and an unspecified amount of damages, in addition to payment of attorneys' fees and reimbursement of expenses. On June 5, 1998, the plaintiffs filed an amended class action complaint (the "Amended Complaint"). The Amended Complaint added allegations based on information set forth in the Company's original filing of preliminary proxy materials, filed with the SEC on April 16, 1998. In addition, the Amended Complaint (i) names Titus H. Harris, III as a defendant, (ii) does not name John W. Lyons as a defendant and (iii) eliminates the request to enjoin the Merger which was set forth in the original complaint. The Company believes it has meritorious defenses and intends to vigorously defend itself against this claim.

         On August 31, 1995, Odilia Benavidez and certain other owners of property near Waste Management's Corpus Christi deepwell filed suit in the 94th Judicial District Court, Nueces County, Texas against the Company and Chemical Waste Management, Inc., a prior owner of the Corpus Christi deepwell, seeking injunctive relief and alleging property damage with respect to operation of the deepwell. In June of this year, the court granted partial summary judgment in favor of the Company against a number of the plaintiffs' claims, while allowing the plaintiffs to proceed with one claim against the Company. The court continues to consider whether the plaintiffs have a right to pursue other claims against the Company. Management does not believe that the plaintiffs will succeed in their claims nor that this litigation will have a material adverse affect on the Company's operations, cash flow, or financial position.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II



ITEM 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
               MATTERS.

         There is no established public trading market for shares of the Company's common stock. As of September 23, 1999, there were approximately five holders of the Company's common stock.

         In fiscal year 1999, the Company did not distribute any cash dividends on its common stock. In addition to restrictions on payment of dividends pursuant to the terms of the Company's Series A Preferred Stock, the Company has a restrictive debt covenant which precludes any payment of cash dividends on the common stock. Notwithstanding such restrictions, the Company intends to retain any earnings for future growth and therefore does not anticipate paying any cash dividends on the common stock in the foreseeable future.


ITEM 6.                    SELECTED FINANCIAL DATA.

SELECTED CONSOLIDATED FINANCIAL DATA                                                           THE GNI GROUP, INC.
---------------------------------------------------------------------------------------------------------------------
                                                                                                Years ended June 30,
                                                   1999             1998         1997         1996             1995
---------------------------------------------------------------------------------------------------------------------
(In thousands)
Revenues                                         $ 34,979         $ 42,217     $ 40,727     $ 39,339         $ 34,359
Operating income (loss)                            (1,169)           4,543        4,069       (1,910)(a)        5,848
Income (loss) before tax                           (9,249)             774        1,293       (3,397)           5,036
Net Income (loss)  before extraordinary item       (6,075)             541          753       (2,112)           3,151
Extraordinary item net of tax                       3,921(b)            --           --           --               --
Net income (loss)                                  (9,996)             541     $    753     $ (2,112)        $  3,151
---------------------------------------------------------------------------------------------------------------------

Working capital                                  $  2,527         $    317     $  3,658     $      7         $    618
Total assets                                       76,434           68,877       68,588       49,078           46,079
Total debt                                         81,727           34,164       33,940       19,189           16,485
Series A redeemable preferred stock                18,500               --           --           --               --
Stockholders' equity (deficit)                    (35,573)          25,534       24,888       22,334           24,418
---------------------------------------------------------------------------------------------------------------------

(a) Operating income for fiscal 1996 includes a non-cash charge of approximately $6.7 million resulting from the adoption of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." After tax the net charge was approximately $4.4 million.
(b) The extraordinary item for fiscal 1999 consisted of (i) the payment for the make whole premium of $3,590,000 and the write-off of $1,209,000 discount associated with the Senior Subordinated Notes, and (ii) the write-off of deferred costs related to the existing debt at July 28, 1998 in the amount of $1,140,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Pursuant to a Merger Agreement dated February 12, 1998, and amended on June 17, 1998, between the Company and Green I Acquisition Corp. ("Green I"), a company formed by 399 Venture Partners, Inc. ("399"), Green I merged with and into the Company, with the Company as the surviving corporation (the "Merger"). Immediately following the Merger, each share of GNI common stock was canceled and converted into the right to receive $7.00 in cash, other than certain shares held by management and other than shares held by stockholders who were entitled to, and who perfected their, appraisal rights. Each option and warrant to purchase GNI common stock outstanding immediately prior to the effective date was canceled and the holder thereof received $7.00 per share in cash, net of the applicable option or warrant exercise price. The Company mailed a proxy statement with respect to the Merger on June 24, 1998, for a stockholders' meeting on July 23, 1998. On July 23, 1998, a majority of the Company's stockholders approved the Merger. On July 28, 1998, the Merger became effective.

         The Merger was financed by an offering of $75 million of 10.875% Senior Notes due 2005 (the "Notes"), together with an equity investment in the Company of approximately $22.5 million by 399 and certain members of GNI's management (the Merger together with the equity and debt financing arrangements described herein, the "Recapitalization"). In conjunction with the Recapitalization, the Company entered into a new $12 million senior secured revolving facility (the "Revolving Credit Facility") with NationsBank, N.A. which is available for working capital requirements, capital expenditures and other general corporate purposes and permitted acquisitions, subject to a borrowing base formula and certain asset appraisals.

         On September 25, 1998, a wholly-owned subsidiary of the Company, GNI Technical Services, Inc., purchased substantially all of the assets and assumed certain liabilities of Moheat, Inc. ("Moheat") for cash consideration of approximately $480,000. Moheat is engaged in the site management and disposal of hazardous waste, primarily as a contractor to the U.S. government.

RESULTS OF OPERATIONS-
FISCAL 1999 COMPARED WITH FISCAL 1998

Revenues

         Revenues decreased by $7.7 million, or 18.1%, from $42.7 million in Fiscal 1998 to $35.0 million in Fiscal 1999. Revenues from the Company's waste treatment and disposal operations decreased by $1.8 million, or 8.5%, from $21.3 million in Fiscal 1998 to $19.5 million in Fiscal 1999 due to decreased deepwell disposal volumes. Deepwell disposal volumes decreased in Fiscal 1999 due to several factors: (i) unusually dry weather conditions throughout most of Fiscal 1999, (ii) a decline in the volumes generated by several large deepwell disposal customers compared with prior periods, and (iii) the loss of certain non-hazardous deepwell disposal volumes to less costly treatment alternatives. The decline in deepwell disposal revenue was partially offset by an increase in treatment and other disposal volumes as a result of the September 1998 asset acquisition of Moheat which is engaged in site management and disposal of hazardous waste for the U.S. government along with the startup of a new contract to treat Napalm for the U.S. Navy.

         Transportation revenues decreased by $1.8 million or 33.3% from $5.4 million in Fiscal 1998 to $3.6 million in Fiscal 1999 which was attributable to the decline in deepwell disposal volumes.

         Chemical manufacturing revenues decreased by $4.2 million, or 26.1%, from $16.0 million in Fiscal 1998 to $11.8 million in Fiscal 1999 The revenue decline was due to several factors: (i) one customer moving their custom manufacturing in-house in response to slower-than-expected market penetration of product, (ii) delays in start-up of two large projects due to contracting and capital construction issues and (iii) significant reactor downtime caused by several small mechanical failures of auxiliary equipment. Quarter-to-quarter fluctuation in chemical manufacturing revenues is primarily due to customer decisions related to timing of projects.

Cost of Services

         Cost of services increased as a percentage of revenues from 57.5% in Fiscal 1998 to 62.8% in Fiscal 1999. This increase is attributable to the significant decline in revenues in both segments of the Company's business and the high fixed cost nature of the cost structure.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased as a percentage of revenue from 15% in Fiscal 1998 to 16.1% in Fiscal 1999 even though there was a total dollar reduction in this expense category of approximately $.75 million between the two years. The dollar reduction was the result of a personnel reduction program initiated in the first quarter of Fiscal 1999. As many of the cost elements in this category are fixed, the percentage will increase as revenue declines.

Depreciation and Amortization

         Depreciation and amortization increased by $1.3 million from $7.2 million in Fiscal 1998 to $8.5 million in Fiscal 1999 due to capital improvements made during late 1998 and throughout 1999.

Interest Expense

         Interest expense increased by $4.2 million, or 109%, from $3.9 million in Fiscal 1998 to $8.1 million in Fiscal 1999. This increase resulted from the higher level of indebtedness in the Fiscal 1999 period due to the issuance of the $75 million 10.875% Senior Notes due 2005 in connection with the Recapitalization transaction completed by the Company on July 28, 1998.

Net Income (Loss)

         The Company recorded a net loss of approximately $10 million in Fiscal 1999 which included an extraordinary charge in the amount of $3.9 million, net of tax benefit, in connection with the Recapitalization transaction completed on July 28, 1998. In Fiscal 1998, the Company had net income of $0.5 million.

         Inflation did not have a material impact on the Company's revenues or income in either Fiscal 1999 or Fiscal 1998. Further, it is not expected that inflation will have a material impact during Fiscal 2000 for either the Company's revenues or income.

FISCAL 1998 COMPARED WITH FISCAL 1997

Revenues

         Revenues increased by $2.0 million, or 4.9%, from $40.7 million in Fiscal 1997 to $42.7 million in Fiscal 1998. Revenues from the Company's waste treatment and disposal operations increased by $2.0 million, or 10.2%, from $19.3 million in Fiscal 1997 to $21.3 million in Fiscal 1998 due to increased deepwell disposal volumes resulting from the Company's consolidation transaction with EMPAK Inc. ("EMPAK"), which closed on September 30, 1996, whereby EMPAK exited the third-party commercial deepwell disposal business and agreed to assist in the transfer of EMPAK's third-party commercial deepwell customers to the Company. Transportation revenues also increased in Fiscal 1998 by approximately $0.7 million, or 15.0%, from $4.7 million in Fiscal 1997 to $5.4 million in Fiscal 1998. This increase in transportation revenues was primarily attributable to the increase in deepwell disposal volumes during Fiscal 1998.

         Chemical manufacturing revenues decreased by approximately $0.7 million, or 4.1%, from $16.7 million in Fiscal 1997 to $16.0 million in Fiscal 1998 due to customer decisions related to timing of projects. As a result, chemical manufacturing revenues varied from quarter to quarter. The Company's strategy is to enter into long-term contracts with its chemical manufacturing customers in order to minimize the effects of customer timing decisions. To this end, over the past six months the Company has entered into four long-term contracts, three of which contain minimum committed payment provisions, with major chemical manufacturers.

Cost of Services

         Cost of services decreased as a percentage of revenues from 61.7% in Fiscal 1997 to 57.4% in Fiscal 1998 due to increased asset utilization and approximately $2.0 million of additional revenues. Cost of services decreased by approximately $0.6 million, or 2.3%, from $25.1 million in Fiscal 1997 to $24.5 million in Fiscal 1998, reflecting the impact of cost control measures.

Selling, General and Administrative

         S,G&A increased as a percentage of revenues from 13.6% in Fiscal 1997 to 15.0% in Fiscal 1998 due primarily to the inclusion in the fourth quarter of Fiscal 1998 of non-recurring charges, totaling approximately $1.2 million, related principally to the forgiveness of loans made by the Company to certain executives of the Company and cash payments to such executives representing the personal income tax obligation associated with such loan forgiveness. In the fourth quarter of Fiscal 1997, the Company recorded non-recurring charges of:
(i) approximately $443,000, comprised mainly of severance and personnel related costs associated with certain management changes and (ii) $226,000 of legal and investment banking fees associated with the Company's discussions with a third party relating to a possible business combination. S,G&A increased by approximately $0.8 million, or 14.9%, from $5.6 million in Fiscal 1997 to $6.4 million in Fiscal 1998. Excluding non-recurring charges, S,G&A remained relatively flat in Fiscal 1998 when compared with Fiscal 1997.

Depreciation and Amortization

         Depreciation and amortization increased by $1.2 million, or 21.0%, from $6.0 million in Fiscal 1997 to $7.2 million in Fiscal 1998 primarily due to (i) the capital improvements made by the Company to its facilities in Fiscal 1998 and (ii) the inclusion in Fiscal 1998 of a full year of additional depreciation and amortization expense associated with the Company's consolidation transaction with EMPAK.

Net Interest Expense

         Net interest expense increased by $0.9 million, or 32.7%, from $2.9 million in Fiscal 1997 to $3.8 million in Fiscal 1998. This increase resulted from higher average levels of indebtedness combined with a higher average interest rate on such indebtedness during Fiscal 1998. The higher level of indebtedness in Fiscal 1998 was a result of the additional debt used to fund the EMPAK consolidation transaction that closed in the first quarter of Fiscal 1997 and the issuance of certain Senior Subordinated Notes. The average interest rate was higher in Fiscal 1998 as compared to Fiscal 1997 primarily as a result of the inclusion in Fiscal 1998 of a full year's interest on such Senior Subordinated Notes.

Net Income

         The Company had net income of $0.5 million, or $0.08 per diluted share, in Fiscal 1998 compared with net income of $0.8 million, or $0.11 per diluted share, in Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         In Fiscal 1999 the Company used $0.4 million in net cash from operations compared to providing $8.3 million for Fiscal 1998. This decrease of approximately $8.7 million was attributable to several factors, some of which were offsetting: (i) the net loss after giving effect to non-cash depreciation and amortization expenses, deferred taxes and debt retirement costs for Fiscal 1999 compared with net income for Fiscal 1998, (ii) an increase in accounts receivable of $1.8 million in Fiscal 1999 compared to an increase of $.6 million in Fiscal 1998 primarily due to extended billing terms granted to a customer,
(iii) a decrease in accounts payable in Fiscal 1999 of $.25 million compared to an increase of $1.0 million in Fiscal 1998 and (iv) an increase in accrued liabilities of $2.1 million in Fiscal 1999 compared to a decrease of $1.0 million in Fiscal 1998. Primarily due to accrual of interest on the Senior Notes.

         In Fiscal 1999 and 1998, the Company's net cash used in investing activities was $4.5 million and $8.4 million respectively. Capital expenditures declined in Fiscal 1999 by $2.1 million to $5.6 million for the year. Ongoing maintenance capital expenditures for Fiscal 2000 are expected to approximate $1.2 million as no further plant expansion is contemplated.

         In Fiscal 1999, net cash provided by financing activities was $6.3 million compared with net cash used of $0.5 million in Fiscal 1998. The Fiscal 1999 activity included the transition related to the Recapitalization of the Company.

         As of June 30, 1999, total debt exceeded total assets of the Company by $5.3 million.

         The Revolving Credit Facility provides for revolving loans in the aggregate amount of up to $12 million, subject to a borrowing base formula and certain asset appraisals, with a $3 million submit for the issuance of standby and commercial letters of credit. Availability under the Revolving Credit Facility is calculated based on a borrowing base formula tied to (i) 85% of eligible accounts receivable plus (ii) an amount based on the Company's fixed assets. Amounts borrowed under the Revolving Credit Facility will be due in full on July 31, 2001, unless extended. Until the Company provided the lender with financial statements for the quarter ended September 30, 1998, amounts borrowed under the Revolving Credit Facility bore interest, at the option of the Company, at either (i) the lender's Base Rate plus 1.00% or (ii) LIBOR plus 2.75%. thereafter, such applicable margins are subject to reduction based upon the Company's Interest Coverage Ratio (as defined in the Revolving Credit Facility). The Revolving Credit Facility contains standard financial and restrictive covenants for facilities of this type, including covenants which, amount other things, require the maintenance of specified financial ratios, restrict payment of dividends and limit the amount of capital expenditures. As of June 30, 1999, the Company's Revolving Credit Facility had an outstanding balance of approximately $6.7 million and approximately $0.5 million of letters of credit outstanding, leaving approximately $4.8 million of availability.
At June 30, 1999, the Company was not in compliance with certain of its covenants related to its outstanding Senior Credit Facility. As such, all amounts due under this Senior Credit Facility have been classified as current on the accompanying balance sheet, resulting in a working capital deficit at June 30, 1999.

         Management is currently in discussions with the Senior Credit Facility lender to determine a resolution to this matter suitable to both parties. Alternatively, should the Company be unable to re-finance this debt with the Senior Credit Facility lender, management plans to pursue other financing arrangements with other lenders. Ultimately, the Company's ability to generate cash flows depends on factors which may be beyond the Company's control. There can be no assurance that the Company will successfully negotiate a re-financing agreement with the Senior Credit Facility lender or other lenders.

         At June 30, 1999, the Company has a $5.6 million net deferred tax asset. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are realizable, the reversal of taxable timing differences, and tax planning strategies, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance.

         On September 30, 1996, the Company participated in a consolidation transaction with EMPAK, whereby EMPAK exited the third-party commercial waste management business and agreed to assist in the transfer of EMPAK's third-party commercial waste management customers to the Company. EMPAK will continue to use its facility in Deer Park, Texas, for the disposal of its own waste and the waste of its affiliates and customers of its related businesses. The Company paid EMPAK the sum of $12,000,000 at closing. Additionally, the Company has agreed to pay EMPAK $1,200,000 per year for five years in exchange for the use of EMPAK's deepwell in case of a force majeure at the Company's facilities, thus allowing the Company to mitigate any business disruption that may occur should one of its deepwells have operational or mechanical difficulties.

         The Company's ability to make scheduled payments of principal of or interest on, or to refinance, its indebtedness, or to fund planned capital expenditures, will depend on its future performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the Company's current level of operations, management believes that cash flow from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet the Company's liquidity needs for the next several years. However, there can be no assurance that the Company's businesses will generate sufficient cash flow from operations, or that future borrowings will be available under the Revolving Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to fund its other liquidity needs.

WORKING CAPITAL

         The Company's business does not place unusual demands on working capital. Accordingly, the Company does not carry significant amounts of inventory at any given time. Specialty Chemicals' contracts are generally tolling arrangements whereby the customer provides the raw materials and pays for the finished product on a per unit basis. Standard credit terms are given in most cases by the Company, and the Company obtains standard credit terms for most of its purchases.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. This statement is effective for all fiscal years beginning after June 15, 2000. The Company has not yet determined the impact, if any, this standard will have on its financial position or results of operations, and plans to adopt this standard during the year ending June 30, 2001.

YEAR 2000

         The Company is aware of the issues associated with the year 2000 as it relates to information systems and is currently working to resolve the potential impact to the Company's operations. The year 2000 issue results from the fact that many computer programs use only two digits to identify a year in the date field. These programs were designed and developed without consideration of the impact of the upcoming change in century.

         An initial systems survey of the Company was completed in April 1998 focusing on administrative applications, plant systems, and non-information technology systems (i.e. embedded technology such as microcontrollers). Due to the nature of the Company's operations, the non-information technology systems do not represent a significant area of risk, as the operations do not include equipment with embedded microcontrollers. The initial survey did reveal Year 2000 issues in the administrative applications and plant systems.

         The Company has implemented a remediation plan to address Year 2000 issues in a timely manner. To date, the remediation plan is substantially complete, with the remainder to be completed by November 30, 1999. The remaining cost of bringing the evaluated systems into compliance is estimated to be between $50,000 and $75,000, including all software upgrade fees and installation costs.

         Although there can be no assurance that the Company will successfully complete implementation of its Year 2000 plan, the project is currently progressing in accordance with the timetable established by the Company. Although failure to complete implementation on a timely basis may have material adverse financial and operational impacts on the Company, the Company believes that such failure is not reasonably likely. The possible effects of unsuccessful implementation of the plan include the following: (i) a temporary inability to process transactions, (ii) a temporary inability to order supplies or materials,
(iii) a temporary inability to timely process orders and billings, and (iv) a temporary inability to deliver quality services to customers.

         The Company's business is dependent upon the systems of various third parties. With regard to these vendors, the Company is in the process of assessing their year 2000 readiness based upon communications with each such vendor. The Company believes that a material financial or business risk could occur if the financial institutions serving the Company or the Company's utility providers have year 2000 induced failures. The Company understands that these institutions and providers are cognizant of the year 2000 issues and are either compliant or actively working towards becoming compliant.

         The Company believes that its most reasonably likely worst case result relating to a year 2000 issue would be the failure of third party systems on which the Company's systems rely. Although there can be no assurance that these failures would not have an adverse effect on the Company's business, the Company believes the effect of such failure would not be material to its business.

         Currently there are no contingency plans for the potential problems noted above with third party vendors, however the Company has implemented a contingency planning phase for those or other matters as part of its year 2000 plans. The contingency planning phase is estimated to be completed in the fourth quarter of calendar 1999.

DIVIDEND POLICY

   The Company does not pay any cash dividends on its Common Stock and does not have any plans to do so in the future. The Company intends to continue a policy of retaining income for use in its business.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         MARKET RISK

         The Company is exposed to market risk. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes. The Company's market risk could arise from changes in interest rates.

         INTEREST RATE RISK

         The Company's net income is affected by changes in interest rates. Assuming the Company's current level of borrowings under the Revolving Credit Facility, a 100 basis point increase in interest rates under these borrowings would decrease net income by approximately $28,000.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.


                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to the executive offices and/or members of the Board:

                  Name                      Age                         Positions
                  ----                      ---                         ---------
         Carl V Rush, Jr.................... 44     President and Chief Executive Officer and Director
         Bruce D. Tobecksen................. 55     Executive Vice President, Chief Financial Officer and
                                                     Secretary
         Donna L. Ratliff................... 52     Treasurer and Assistant Secretary
         Richard M. Cochrane................ 38     Vice President and General Manager, Specialty Chemicals
         W. R. Reeves, Jr................... 51     Vice President - Environmental and Regulatory Affairs
         John Mowbray O'Mara................ 71     Director
         Gavin J. Parfit.................... 51     Director
         Richard M. Cashin, Jr.............. 46     Director
         Joseph M. Silvestri................ 38     Director
         Norman Foster...................... 61     Director

         Carl V Rush, Jr. has been a director and President of the Company since 1987 and Chief Executive Officer since 1989. From 1985 to 1987, he was Vice President - Finance and Administration of the Company. Prior to joining the Company, Mr. Rush was self-employed as a financial and management consultant from 1983 to 1985. From 1980 to 1983, he served in various management positions with Booker Oil Services, a petroleum services company. Mr. Rush earned is BBA and his MBA in Finance, each from Texas Christian University.

         Bruce D. Tobecksen has been Executive Vice President, Chief Financial Officer and Secretary of the Company since February 1999. From January 1998 to October 1998, Mr. Tobecksen was Vice President and Chief Financial Officer of American ECO Corporation, a specialty fabrication company. From 1993 to 1998 Mr. Tobecksen was employed by WMX, Technologies, Inc., a waste management company. Mr. Tobecksen earned a BS and MS in Finance from the University of Kansas.

         Donna L. Ratliff has been Treasurer of the Company since 1985 and Assistant Secretary since 1987. From 1984 to 1985, Ms. Ratliff was Controller of Santa Fe Supply Co., a wholesale picture framing supply and distribution company. From 1979 to 1984, Ms. Ratliff was Secretary and Treasurer of Gill Services, Inc., a petroleum services company.

         Richard M. Cochrane has been with the Company since July 1990 and has served as Vice President and General Manager of GNI Chemicals Corporation since April 1997. Between July 1990 and April 1997, Mr. Cochrane held various marketing and operations positions in GNIC and DSI. Prior to joining the Company, Mr. Cochrane held various engineering and management positions with ChemLink Petroleum Company and Kaiser Aluminum and Chemical Company. Mr. Cochrane earned a BS in Engineering in Chemical Engineering from Vanderbilt University.

         W.R. Reeves, Jr. has been Vice President - Environmental and Regulatory Affairs of the Company since 1990. Prior to assuming his current position, Mr. Reeves was Vice President - Sales and Marketing of DSI from 1985 to 1990. From 1983 to 1985, Mr. Reeves was employed by DSI as a Sales Representative. From 1981 to 1983, Mr. Reeves was Manager of Cleanup Operations for CECOS International, Inc., a subsidiary of Browning-Ferris Industries, Inc. Mr. Reeves earned his BS in Biology and his MS in Environmental Sciences, each from McNeese State University.

         John Mowbray O'Mara has been a director of the Company since the consummation of the Recapitalization in July 1998. Mr. O'Mara has been a management consultant since 1993. From 1990 to 1993, Mr. O'Mara served as Chairman of the Executive Committee of Quality Care Systems, Inc., a provider of computer-based "expert" medical cost containment systems. From 1998 to 1989, Mr. O'Mara served as Chairman of the Board and Chief Executive Officer of Global Natural Resources, Inc. Prior to 1988, Mr. O'Mara spent 22 years as an investment banker, serving most recently as Managing Director for Chase Investment Bank, a subsidiary of Chase Manhattan Bank, N.A. Mr. O'Mara is a director of Baldwin & Lyons, Inc., The Midland Company and Plantronics, Inc.

         Gavin J. Parfit has been a director of the Company since the consummation of the Recapitalization in July 1998. Mr. Parfit has been Chief Executive Officer of Delta Financial Services, Inc., since 1995. He has also been Chief Executive Officer of Queen City Terminal, Inc., since 1996. Mr. Parfit is also a Trustee of the Turtle Bay Music School.

         Richard M. Cashin, Jr. has been a director of the Company since the consummation of the Recapitalization in July 1998. Mr. Cashin has been employed by Citicorp Venture Capital, Ltd. ("CVC") since 1980, and has been President of CVC since 1994. Mr. Cashin is a director of Levitz Furniture Incorporated, Furnishing International, Inc., Euramax and Titan Wheel International as well as numerous private companies.

         Joseph M. Silvestri has been a director of the Company since the consummation of the Recapitalization in July 1998. Mr. Silvestri has been employed by CVC since 1990 and has been a Vice President of CVC since 1995. Mr. Silvestri also serves as a director on the board of Euramax International plc, JTM Industries, Glenoit Corporation and Triumph Group Inc., as well as numerous private companies.

         Norman Foster became a director July 1, 1999. Mr. Foster has been employed in varying positions within the chemical industry with Monsanto Company, Pan American Chemical and Occidental Petroleum since July 1997. Mr. Foster founded Nortru, Inc., in 1979 as a resource recovery company in Detroit, Michigan, which was acquired by Philip Services Corporation in late 1993. Mr. Foster was President of the Philip's By-Products Group from March 1994 until July 1997 and was a member of Philip's Board of Directors from March 1994 through May 1997.

COMPENSATION OF DIRECTORS

         Directors are not paid a fee for attending meetings of the board.

ITEM 11.          EXECUTIVE COMPENSATION.

         The following table sets forth the compensation paid by the Company for services rendered during Fiscal 1999, Fiscal 1998 and Fiscal 1997 to its Chief Executive Officer and to the other executive officers of the Company whose annual cash compensation received from the Company for services rendered during Fiscal 1999 exceeded $100,000 (the "Named Executive Officers").

                                                                                    LONG-TERM COMPENSATION
                                                                               -------------------------------
                                                                                        AWARDS PAYOUT
                                                   ANNUAL COMPENSATION
                                      ---------------------------------------  RESTRICTED    STOCK
                                                                 OTHER ANNUAL    STOCK     UNDERLYING   LTIP       ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR   SALARY    BONUS    COMPENSATION   AWARD(S)     OPTIONS   PAYOUTS  COMPENSATION (1)
---------------------------           ------ --------  --------  ------------  ----------  ----------  -------  ----------------
Carl V Rush, Jr .....................  1999  $240,000  $336,500  $        -0-  $      -0-  $      -0-  $   -0-  $   1,836
  President and Chief                  1998   183,250       -0-           -0-         -0-         -0-      -0-    593,000(2)
  Executive Officer                    1997   183,250    13,200           -0-         -0-      16,000      -0-      7,896(3)

Richard M. Cochrane .................  1999  $146,675  $    -0-  $        -0-  $      -0-  $      -0-  $   -0-  $   2,979
  Vice President and                   1998   124,800       -0-           -0-         -0-         -0-      -0-      2,300
  General Manager,                     1997   108,967       -0-           -0-         -0-         -0-      -0-      2,115
  Specialty Chemicals

W.R. Reeves, Jr .....................  1999  $117,500  $ 15,000  $        -0-  $      -0-  $      -0-  $   -0-  $   2,468
  Vice President - Environmental       1998   100,000       -0-           -0-         -0-         -0-      -0-      1,838
  And Regulatory Affairs               1997   100,000       -0-           -0-         -0-         -0-      -0-      1,838

Donna L. Ratliff ....................  1999  $107,500  $    -0-  $        -0-  $      -0-  $      -0-  $   -0-  $   2,258
  Treasurer and Assistant              1998    90,000    50,000           -0-         -0-         -0-      -0-      1,890
  Secretary                            1997    90,000    15,000           -0-         -0-         -0-      -0-      2,540

---------------

(1) No Named Executive Officer had "perquisites and other personal benefits" with a value greater than the lesser of $50,000 or 10% of reported salary and bonus. The Company maintains a 401(k) plan pursuant to which amounts were paid as reflected in the All Other Compensation column. Each participant is able to direct the Company to contribute to the plan a minimum of 2.0% and a maximum of 12.0% of the participant's eligible earnings, subject to certain limitations set forth in the 401 (k) plan and the Internal Revenue Code of 1986, as amended. Subject to certain restrictions, the Company is required to make mandatory contributions and also is permitted to make discretionary contributions to the 401 (k) plan, at rates determined by the Compensation Committee, which are allocated to each participant based on the participant's contributions to the plan. Additionally, the Company purchases term life insurance policies for its Named Executive Officers.

(2) Mr. Rush received certain other compensation of $589,500 which amount represents (i) the forgiveness of principal and interest in certain notes between the Company and (ii) associated cash payments made by the Company to Mr. Rush in the amount of $215,000 representing the personal income tax obligation associated with such forgiveness.

(3) Mr. Rush received certain other compensation of $37,386 which represents the forgiveness of interest expense on certain notes between the Company and Mr. Rush.

                        OPTION GRANTS IN LAST FISCAL YEAR

         No options were granted during fiscal 1999.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

         Prior to the Merger, Mr. Rush and Ms. Ratliff exercised options to acquire 36,417 and 2,677 shares, respectively, of common stock (the "Rollover Shares"). In connection with the Merger, (i) the Rollover Shares were converted into Class A Common Stock of GNI and (ii) each option to acquire the Company's common stock that was outstanding immediately prior to the effective date of the Merger was cancelled and the holders thereof received a cash payment equal to the difference between $7.00 and the applicable option exercise price. The following table reflects the options held by the Named Executive Officers which were cancelled in the Merger as if such cancelled options were actually exercised by the holders thereof on the effective date of the Merger.

                                                              NUMBER OF SECURITIES            VALUE OF UNEXERCISED IN-
                                                             UNDERLYING UNEXERCISED              THE-MONEY  OPTIONS AT
                                SHARES       VALUE       OPTIONS AT FISCAL YEAR-END (#)           FISCAL YEAR-END($)
                             ACQUIRED ON    REALIZED     ------------------------------    -------------------------------
NAME                         EXERCISE(#)        $        EXERCISABLE      UNEXERCISABLE    EXERCISABLE       UNEXERCISABLE
----                         -----------    ---------    -----------      -------------    -----------       -------------
Carl V Rush, Jr. ..........      273,000      711,500            -0-                -0-            -0-                 -0-
Richard M. Cochrane........       72,200      125,700            -0-                -0-            -0-                 -0-
Donna L. Ratliff...........       25,000       75,000            -0-                -0-            -0-                 -0-
W.R. Reeves, Jr. ..........       35,000       55,000            -0-                -0-            -0-                 -0-


Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of August 31, 1999, the shares of Series A Preferred Stock and Common Stock beneficially owned by (i) each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each director, (iii) each Named Executive Officer, and (iv) the directors and executive officers of the Company, as a group.

                                                            NUMBER AND PERCENT OF SHARES
                                        ------------------------------------------------
                                             SERIES A              CLASS A               CLASS B               TOTAL
                                          PREFERRED STOCK      COMMON STOCK (1)       COMMON STOCK(2)       COMMON STOCK
                                        -------------------   ------------------     ------------------   ------------------
                                             (NON-VOTING)          (VOTING)            (NON-VOTING)
       NAME OF BENEFICIAL OWNER           NUMBER    PERCENT    NUMBER    PERCENT      NUMBER    PERCENT    NUMBER    PERCENT
       ------------------------         ----------  -------   --------   -------     --------   -------   --------   -------
399 Venture Partners, Inc.
& Affiliates..........................  181,285.60    97.99%   39,121      43.50%     456,799       100%   495,920     90.71%

Carl V Rush, Jr. .....................    1,791.35     0.97%   36,416      40.50%          --        --     36,416      6.66%

Donna L. Ratliff......................      131.70     0.07%    2,677       2.98%          --        --      2,677       .49%

Directors and Executive Officers
  as a group (2 persons)..............    1,923.05     1.04%   39,994      43.47%          --        --     39,094      7.15%

------------------------
(1) Does not include shares of Class A Common Stock issuable upon conversion of Class B Common Stock. A holder of either class of common stock may convert any or all of such holder's shares into an equal number of shares of the other class of common stock.
(2) Does not include shares of Class B Common Stock issuable upon conversion of Class A Common Stock. A holder of either class of common stock may convert any or all of such holder's shares into an equal number of shares of the other class of common stock.

         Under the credit agreement with its commercial bank, the Company granted a security interest in all of the outstanding capital stock of its subsidiaries to secure its obligations. In the event of a default by the Company under the credit agreement with the bank, the bank could foreclose on the pledged stock. Because the Company is organized in a holding company structure with the principal operating assets at the subsidiary level, the transfer of ownership of the pledged stock resulting from the foreclosure would effectively cause a change of control of the Company

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

STOCKHOLDERS' AGREEMENT

         In connection with the Merger, GNI entered into an agreement (the "Stockholders' Agreement") with 399 (the "399 Stockholders") and certain members of management (the "Management Stockholders"). The following is a summary description of the principal terms of the Stockholders' Agreement and is subject to and qualified in its entirety by reference to the definitive Stockholders' Agreement, which is available upon request from the Company.

         Board of Directors. The Board is comprised of up to five members. The Stockholders' Agreement provides that up to two individuals will be designated by the 399 Stockholders (individually a "399 Director" and collectively, the "399 Directors"). If the 399 Stockholders, in their sole discretion, decide not to designate one or both of the 399 Directors, such 399 Directors will be designated by the Nominating Committee. The Management Stockholders will designate an individual (the "management Director"), initially Mr. Carl V Rush, Jr., for so long as he owns Management Securities (as defined in the Stockholders' Agreement). Up to two individuals (individually, a "Disinterested Director" and collectively, the "Disinterested Directors"), neither of whom is an affiliate of any 399 Stockholder or an employee, director or agent of such 399 Stockholder or affiliate, employed by the Company or any subsidiary of the Company, or a Stockholder or any affiliate of any Stockholder will be chosen by the Nominating Committee. Any of the above requirements for Disinterested Directors may be waived by the written consent of the 399 Stockholders. The Nominating Committee shall consist of one 399 Director and two Disinterested Directors. The Nominating Committee shall act by majority vote. If for any reason there are fewer than three directors on the Nominating Committee, it shall act by unanimous vote.

         Transfers of Restricted Securities. Each Stockholder agrees that he or she will not, directly or indirectly, transfer any Restricted Securities or Series A Preferred Stock except as provided for in the Stockholders' Agreement. Except for transfers otherwise permitted, if any Management Stockholder or Additional Stockholder wished to transfer any Restricted Securities, he or she shall give written notice of the proposed transfer to the Company and each of the remaining Stockholders. Pursuant to the terms of the Stockholders' Agreement, stockholders belonging to the same group of stockholders as the selling stockholders, non-related stockholders and the Company, respectively, have the right and option to purchase any or all of the offered securities. A Management Stockholder or Additional Stockholder must notify the Company of any occurrence which would cause the involuntary transfer of any Restricted Securities or Series A Preferred Stock. The Company and the 399 Stockholders, respectively, shall have the irrevocable right to purchase any or all of the subject securities, subject to the terms of the Stockholders' Agreement. The 399 Stockholders shall also have the right to require the other Stockholders to transfer their Restricted Securities, pursuant to the terms of the Stockholders' Agreement, in order to effect a sale of the Company.

         Inclusion Rights. Subject to the conditions of the Stockholders' Agreement, if the 399 Stockholders propose to transfer Restricted Securities, as a condition of the transfer, the buyer must include an offer to buy the same number of shares of the same class of Restricted Securities to each of the remaining Stockholders holding shares of the same class and series.

         Repurchase of Restricted Securities. If any Management Stockholder or Additional Management Stockholder ceases to be employed by or a director of the Company or any of its Subsidiaries for any reason, the Company may, at its option, elect to purchase the subject securities, pursuant to the terms of the Stockholders' Agreement. The 399 Stockholders may purchase the Management Securities not purchased by the Company, in accordance with the Stockholders' Agreement.

         Additional Stockholders; Additional Management Stockholders. An Additional Stockholder is any person, other than 399 Stockholders or Management Stockholders, to whom the Company issued Restricted Securities or Series A Preferred Stock after the date of the Stockholders' Agreement. Additional Management Stockholders are any additional stockholders who are employees, officers or directors of the Company or any of its Subsidiaries. Both Additional Stockholders and Additional Management Stockholders are required to execute and deliver a Joinder Agreement to enter into and become a party to the Stockholders' Agreement.

REGISTRATION RIGHTS AGREEMENT

         Pursuant to the registration rights agreement (the "Equity Registration Rights Agreement"), the 399 Stockholders which hold Registrable Securities representing at least a majority of the registrable Securities, on a fully diluted basis, then held by all 399 Stockholder (the "Required 399 Stockholders") are entitled to require the Company to effect an underwritten primary or secondary public offering of common stock pursuant to an effective registration under the Securities Act, covering the distribution of common stock which (taken together with all similar previous public offerings) raises at least $25.0 million of aggregate net proceeds to the Company (after underwriters' fees, commissions and discounts and offering expenses). The Required 399 Stockholders are entitled to request up to three Long-Form Registrations and unlimited Short-Form Registration (each as defined in the Equity Registration Rights Agreement) on demand (a "Demand Registration"), in each case at the expense of the Company.

         Whenever the Company proposes (other than pursuant to a Demand Registration or an Initial Public Offering (as defined in the Equity Registration Rights Agreement), unless otherwise agreed by the Company) to register any of its equities securities under the Securities Act (a "Piggyback Registration"), the Company will give written notice to all 399 Stockholders, Management Stockholders and Additional Stockholders (the "Piggyback Holders") of its intention. Such notice shall offer each Piggyback Holder the opportunity to register, on the same terms and conditions as the Company, as many Registrable Securities as the Piggyback Holder requests. The Company will pay all registration expenses for Piggyback Registrations. In an underwritten primary registration on behalf of the Company, if the Company is advised that the number of securities requested to be included is such that the success of the offering would be adversely and materially affected, the Registrable Securities included by the Company will be included first, the Piggyback Holders' Registrable Securities will be included second, and any other securities proposed will be included third, subject to the conditions of the Equity Registration Rights Agreement. If a Piggyback Registration is an underwritten secondary registration on behalf of the holders of the Company's securities, should the Company be advised that the success of the offering would be adversely and materially affected by the number of securities, any securities sold in the registration will be included in the following order: first, the securities which holders propose to sell; second, those securities requested by the Piggyback Holders; and third, any other securities proposed to be included.

         Each holder of Registrable Securities agrees not to effect any public sale or distribution of Registrable Securities, or any securities convertible, exchangeable or exercisable for or into Registrable Securities, pursuant to the terms of the Equity Registration Rights Agreement, prior to an Initial Public Offering, any underwritten Demand Registration or underwritten Piggyback Registration in which each holder had the opportunity to participate.

         Subject to the terms and conditions of the Equity Registration Rights Agreement, the Company agrees not to effect any public sale or distribution of its equity securities, or any securities convertible, exchangeable or exercisable 14 days prior to, and during the 90-day period beginning on the effective date of any underwritten Demand Registration or underwritten Piggyback Registration in which holders of Registrable Securities are selling stockholders and to use reasonable efforts to prevent each holder of at least 5.0% of its equity securities from doing the same.

         If requested by the underwriters for any underwritten offering of Registrable Securities pursuant to a Demand Registration, the Company will enter into an underwriting agreement with such underwriters for such offering. The agreement must be satisfactory to the Required 399 Stockholders requesting the Demand Registration and the underwriters. This agreement is expected to contain representations and warranties by the Company and such other terms that are generally included in agreements of this type and be reasonably satisfactory to the Company.

OTHER TRANSACTIONS

         Compensation Arrangements. Following the consummation of the Merger, Mr. Rush received a bonus of $336,500 and Mr. Titus H. Harris, III, the Company's former Chief Financial Officer, received a bonus of $297,000.

         In connection with the resignation of Mr. Titus H. Harris, III, the Company elected to exercise its option under the terms of the Stockholder's Agreement to buy back from Mr. Harris, 24,706 shares of Class A Common Stock of the Company at a price of $7.00 per share. These shares are reflected as Treasury Stock on the Company's balance sheet.

         Effective July 1, 1999 the Company has entered into a consulting agreement with Mr. Norman Foster, a director of the Company. Pursuant to this agreement, the Company will pay to Mr. Foster a monthly fee of $7,500 in exchange for his performance of certain consulting services in connection with the Company's operations.

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

         (b). REPORTS ON FORM 8-K.

         Not Applicable.

                         INDEX TO FINANCIAL STATEMENTS

                              THE GNI GROUP, INC.


                                                                   PAGE
                                                                   ----
Independent Auditors' Report ....................................  F-2
Consolidated Balance Sheets -- June 30, 1998 and 1999 ...........  F-3
Consolidated Statements of Operations for Each of the Three
  Years in the Period Ended June 30, 1999 .......................  F-4
Consolidated Statements of Stockholders' Equity for Each of
  the Three Years in the Period Ended June 30, 1999 .............  F-5
Consolidated Statements of Cash Flows for Each of the Three
  Years in the Period Ended June 30, 1999 .......................  F-6
Notes to Consolidated Financial Statements ......................  F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
The GNI Group, Inc.

  We have audited the accompanying consolidated balance sheets of The GNI Group, Inc. and subsidiaries as of June 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The GNI Group, Inc. and subsidiaries as of June 30, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999 in conformity with generally accepted accounting principles.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has a working capital deficit that raises substantial doubt about its ability to continue as a going concern, Management's plans in regard to this matter are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                KPMG LLP

Houston, Texas
August 13, 1999

                               THE GNI GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                ASSETS                                    JUNE 30,
                                                                               ------------------------------
                                                                                   1998              1999
                                                                               ------------      ------------
Current assets:
  Cash and time deposits .................................................     $    208,257      $  1,597,145
  Accounts receivable, less allowance of approximately
     $229,000 in 1998 and $279,000 in 1999 ...............................        7,022,323         9,807,494
  Inventory ..............................................................          478,886                --
  Deferred tax asset......................................................               --         1,307,323
  Prepaid expenses and other current assets ..............................        1,232,555         1,226,033
                                                                               ------------      ------------
          Total current assets ...........................................        8,942,021        13,937,995

Property, plant and equipment ............................................       55,541,764        61,185,322
  Less accumulated depreciation ..........................................      (19,628,867)      (25,442,639)
                                                                               ------------      ------------
 Net property, plant and equipment .......................................       35,912,897        35,742,683
Restricted time deposits .................................................        1,451,253                --
Deferred tax asset, net ..................................................          360,165         4,249,561
Intangible assets, net ...................................................       18,193,364        16,989,285
Other assets, net ........................................................        4,016,866         5,514,769
                                                                               ------------      ------------
          Total assets ...................................................     $ 68,876,566      $ 76,434,293
                                                                               ============      ============


                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt ......................................     $  2,147,826         6,727,017
  Accounts payable .......................................................        3,299,930         3,954,237
  Accrued liabilities ....................................................        2,987,625         6,149,928
  Federal income taxes payable ...........................................          190,005                --
                                                                               ------------      ------------
          Total current liabilities ......................................        8,625,386        16,831,182
Accrued liabilities ......................................................        2,700,484         1,676,288
Long-term debt, less current portion .....................................       32,016,606        75,000,000

Series A preferred stock, $100 per share liquidation value, authorized,
  issued and outstanding 18,500 shares ...................................               --        18,500,000

Stockholders' equity (deficit):
  Common stock, $.01 par value. Authorized 20,000,000 shares,
    6,674,709 shares outstanding at 6/30/98 and no shares
    outstanding 6/30/99 ..................................................           66,747                --
  Class A common stock, $.01 par value. Authorized 1,500,000 shares; no shares issued at 6/30/98 and 571,429 shares issued at
    6/30/99 ..............................................................               --             1,146
  Class B common stock, $.01 par value. Authorized 1,500,000 shares, no shares outstanding at 6/30/98 and 456,799 shares issued at
    6/30/99 ..............................................................               --             4,568
  Additional paid-in capital .............................................       21,156,898         3,994,303
  Retained earnings (accumulated deficit) ................................        4,357,451       (39,400,252)
  Less treasury stock (40,184 shares at 6/30/98 and 24,706 shares
   6/30/99) ..............................................................          (47,006)         (172,942)
                                                                               ------------      ------------
          Total stockholders' equity (deficit) ...........................       25,534,090       (35,573,177)
                                                                               ------------      ------------
          Total liabilities and stockholders' equity (deficit) ...........     $ 68,876,566      $ 76,434,293
                                                                               ============      ============

                See notes to consolidated financial statements.

                               THE GNI GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED JUNE 30,
                                                    ------------------------------------------------
                                                        1997              1998              1999
                                                    ------------      ------------      ------------
REVENUES ......................................     $ 40,726,878      $ 42,716,800      $ 34,979,451

Cost of services ..............................       25,109,651        24,539,508        21,968,695
Selling, general and administrative ...........        5,559,137         6,387,746         5,637,649
Depreciation and amortization .................        5,989,575         7,247,027         8,542,571
                                                    ------------      ------------      ------------
TOTAL COSTS AND EXPENSES ......................       36,658,363        38,174,281        36,148,915

OPERATING INCOME (LOSS) .......................        4,068,515         4,542,519        (1,169,464)

Interest income ...............................          116,663           100,555            70,254
Interest expense ..............................       (2,970,183)       (3,887,531)       (8,136,382)
Other income (expense) ........................           77,625            18,906           (13,362)
                                                    ------------      ------------      ------------
INCOME (LOSS) BEFORE TAX ......................        1,292,620           774,449        (9,248,954)

Income taxes (benefit) ........................          540,000           233,647        (3,173,517)
                                                    ------------      ------------      ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .......          752,620           540,802        (6,075,437)

Extraordinary item, (net of tax benefit of
   $2,019,875) ................................               --                --         3,920,936
                                                    ------------      ------------      ------------
Net income (loss) .............................     $    752,620      $    540,802      $ (9,996,373)
                                                    ============      ============      ============



                See notes to consolidated financial statements.

                               THE GNI GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                              YEARS ENDED JUNE 30,
                                                                ------------------------------------------------
                                                                   1997              1998              1999
                                                                ------------      ------------      ------------
COMMON STOCK:
  Balance at beginning of year ............................     $     66,059      $     66,547      $     66,747
  Exercise of stock options (48,833 shares in 1997,
  20,000 shares in 1998, and 34,903 shares in 1999 ........              488               200               341
  Equity purchased in connection with Merger
    Transaction ...........................................               --                --           (67,088)
                                                                ------------      ------------      ------------
       Balance at end of year .............................           66,547            66,747                --

CLASS A COMMON STOCK:
  Balance at beginning of year ............................               --                --                --
  Equity issued in connection with Merger Transaction .....               --                --             1,146
          Balance at end of year ..........................               --                --             1,146
CLASS B COMMON STOCK:
  Balance at beginning of year ............................               --                --                --
  Equity issued in connection with Merger Transaction .....               --                --             4,568
         Balance at end of year ...........................               --                --             4,568
ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of year ............................       19,251,048        21,052,098        21,156,898
  Exercise of stock options ...............................          263,094           104,800           136,031
  Subordinated debt warrants ..............................        1,537,956                --                --
  Equity purchased in connection with Merger
     Transaction ..........................................               --                --       (21,292,929)
  Equity issued in connection with Merger
Transaction ...............................................               --                --         3,994,303
                                                                ------------      ------------      ------------
          Balance at end of year ..........................       21,052,098        21,156,898         3,994,303

RETAINED EARNINGS:
  Balance at beginning of year ............................        3,064,029         3,816,649         4,357,451
  Equity purchased in connection with Merger
    Transaction ...........................................               --                --       (30,113,040)
  Merger transaction expenses .............................               --                --        (3,648,290)
  Net income (loss) .......................................          752,620           540,802        (9,996,373)
                                                                ------------      ------------      ------------
          Balance at end of year ..........................        3,816,649         4,357,451       (39,400,252)

TREASURY STOCK, AT COST:
  Balance at beginning of year ............................          (47,006)          (47,006)          (47,006)
  Equity purchased in connection with Merger
     Transaction ..........................................               --                --            47,006
  Purchase treasury stock (24,706 shares) .................               --                --          (172,942)
                                                                ------------      ------------      ------------
  Balance at end of year ..................................          (47,006)          (47,006)         (172,942)
                                                                ------------      ------------      ------------

          TOTAL STOCKHOLDERS' EQUITY ......................     $ 24,888,288      $ 25,534,090      $(35,573,177)
                                                                ============      ============      ============


                See notes to consolidated financial statements.

                               THE GNI GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEARS ENDED JUNE 30,
                                                                   ------------------------------------------------
                                                                       1997              1998              1999
                                                                   ------------      ------------      ------------
 OPERATING ACTIVITIES:
  Net income (loss) ..........................................     $    752,620      $    540,802      $ (9,996,373)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization .............................        5,989,575         7,247,027         8,542,571
   Deferred taxes ............................................        1,423,010        (1,160,165)       (5,196,719)
   Write-off of deferred loan cost ...........................               --                --         1,140,708
   Debt retirement costs .....................................               --                --         4,800,103
   Accretion of discount on Senior Subordinated Notes ........          109,854           219,708                --
   Gain on sale of assets ....................................           (9,183)           (1,705)               --
  CHANGE IN ASSETS AND LIABILITIES, NET OF
    ACQUISITION OR CONSOLIDATION:
   Decrease (increase) in accounts receivable ................           58,795          (572,438)       (1,839,080)
   Decrease in inventory .....................................          136,797            45,550           478,886
   Decrease (increase) in federal income tax receivable ......         (930,470)          930,470                --
   Decrease (increase) in prepaid expenses and other .........       (1,706,410)          816,062            (6,523)
   Increase (decrease) in accounts payable ...................       (1,633,732)        1,046,267          (251,470)
   Increase (decrease) in accrued liabilities ................       (1,112,430)       (1,017,768)        2,084,108
   Increase (decrease) in income taxes payable ...............         (549,256)          190,005          (190,005)
                                                                   ------------      ------------      ------------
   Net cash provided by (used in) operating activities .......        2,529,170         8,283,815          (433,794)
  INVESTING ACTIVITIES:
   Decrease (increase) in restricted time deposits ...........          108,982           (64,554)        1,451,254
   Payment of cash in connection with business
     acquisition, net of cash acquired .......................               --                --          (443,457)
   Payment of cash in connection with EMPAK Inc.
    transaction ..............................................      (12,000,000)               --                --
   Decrease (increase) in other assets, net ..................         (326,478)         (624,947)          103,546
   Proceeds from sale of assets ..............................           17,200            11,700                --
   Purchases of fixed assets .................................       (5,570,053)       (7,717,716)       (5,593,558)
                                                                   ------------      ------------      ------------
   Net cash used in investing activities .....................      (17,770,349)       (8,395,517)       (4,482,215)
                                                                   ------------      ------------      ------------
FINANCING ACTIVITIES:
   Principal payments of long-term debt and notes payable ....      (19,782,650)       (3,416,434)      (36,075,059)
   Cash proceeds from notes payable ..........................          852,144           920,782           702,233
   Net proceeds from revolving line ..........................               --         2,500,000         6,727,017
   Proceeds from issuance of Senior Subordinated
     Notes and warrants ......................................       20,000,000                --                --
   Proceeds from issuance of long-term debt ..................       15,000,000                --                --
   Net cash from exercise of stock options ...................          263,582           105,000           136,372
   Purchase of treasury stock ................................               --                --          (172,942)
   Issuance of preferred stock and equity contribution .......               --                --        22,500,000
   Equity purchased in connection with Merger
     Transaction .............................................               --                --       (50,727,953)
   Net proceeds from issuance of Senior Notes ................               --                --        72,750,000
   Senior Subordinated Notes make-whole premium ..............               --                --        (3,590,000)
   Merger fees and expenses ..................................               --                --        (3,648,290)
   Deferred loan costs .......................................               --                --        (1,772,581)
   Payments of deferred costs ................................       (1,407,451)         (596,776)         (523,900)
                                                                   ------------      ------------      ------------
   Net cash provided by (used in) financing activities .......       14,925,625          (487,428)        6,304,897
                                                                   ------------      ------------      ------------
   Net increase (decrease) in cash and cash equivalents ......         (315,554)         (599,130)        1,388,888
   Cash and cash equivalents at beginning of year ............        1,122,941           807,387           208,257
                                                                   ------------      ------------      ------------
   Cash and cash equivalents at end of year ..................     $    807,387      $    208,257      $ 71,597,145
                                                                   ============      ============      ============


                See notes to consolidated financial statements.

                               THE GNI GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

         The consolidated financial statements include the accounts of The GNI Group, Inc., and its subsidiaries ("GNI" or the "Company"), all of which are wholly-owned. Certain amounts presented in prior years have been reclassified to conform to current year presentation. All significant intercompany transactions are eliminated.

Industry

         The GNI Group, Inc., is headquartered in Deer Park, Texas, with operations in Deer Park and Corpus Christi, Texas. The Company provides comprehensive waste management services through the treatment, storage, transportation and disposal of hazardous and non-hazardous liquid and solid industrial waste and by-product streams, together with specialized chemical manufacturing, recovery and processing services.

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


                    Well and surface facility......... 5 to 15 years
                    Processing facility............... 5 to 15 years
                    Buildings and improvements........ 5 to 30 years
                    Machinery and equipment........... 3 to 5 years
                    Furniture and fixtures............ 3 to 5 years

         Maintenance and repairs are charged to expense while improvements and betterments are depreciated over the life of the asset.

         The Company capitalizes interest costs as part of the cost of constructing facilities and equipment. Interest costs of $135,908, $340,754, and $387,559 were capitalized in 1997, 1998, and 1999, respectively.

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

Intangible Assets

         Intangible assets consist of amounts relating to contract rights, acquisition costs, and covenants not to compete arising from acquisitions and the EMPAK Inc. ("EMPAK") consolidation transaction (see Note 3). The Company amortizes intangible assets over the lesser of 15 years or the life of the related agreement. Accumulated amortization was $3,130,502 and $4,791,292 at June 30, 1998 and 1999, respectively. Amortization expense for each of the years ended June 30, 1997, 1998 and 1999 was $1,215,367, $1,595,092, and $1,660,790,
respectively.

Revenue Recognition

         Revenue from contracts on custom chemical manufacturing is recognized using the percentage-of-completion method. Other revenues are recognized when products are shipped or services are performed.

Estimates

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare this balance sheet in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Income Taxes

         The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value of Financial Instruments

         The estimated fair value of long-term debt is not materially different from carrying value for financial statement purposes.

Impairment of Long-Lived Assets

         The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         Review of the Company's assets for Fiscal 1997, Fiscal 1998, and Fiscal 1999 did not result in any asset impairment loss.

2.       LIQUIDITY

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 1999, the Company was not in compliance with certain of its covenants related to its outstanding Senior Credit Facility (see note 7). As such, all amounts due under this Senior Credit Facility have been classified as current on the accompanying consolidated balance sheet.

         Management is currently in discussion with the Senior Credit Facility lender to determine a resolution to this matter suitable to both parties. Alternatively, should the Company be unable to re-finance this debt with the Senior Credit Facility lender, management plans to pursue other financing arrangement with other lenders. Ultimately, the Company's ability to generate positive cash flows depends on factors which may be beyond the Company's control. There can be no assurance that the Company will successfully negotiate a re-financing agreement with the Senior Credit Facility lender or other lenders.

3.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is comprised of the following at June 30, 1998 and 1999:

                                                    1998            1999
                                                 -----------     -----------
Land .......................................     $   714,357     $   714,357
Well, surface and processing facility ......      40,989,866      48,195,114
Buildings and improvements .................       3,141,790       3,850,387
Machinery and equipment ....................       3,280,041       4,233,723
Furniture, fixtures and other ..............         924,295       1,131,143
Construction in progress ...................       6,491,415       3,060,598
                                                 -----------     -----------
   Total property, plant and equipment .....     $55,541,764     $61,185,322
                                                 ===========     ===========


4.       CONSOLIDATIONS

         On September 30, 1996, the Company participated in a consolidation transaction with EMPAK, whereby EMPAK exited the third-party commercial waste management business and agreed to assist in the transfer of EMPAK's third-party commercial waste management customers to the Company. EMPAK will continue to use its facility in Deer Park, Texas, for the disposal of its own waste and the waste of its affiliates and customers of its related businesses. The Company paid EMPAK the sum of $12,000,000 at closing. Additionally, the Company has agreed to pay EMPAK $1,200,000 per year for five years in exchange for the use of EMPAK's deepwell in case of a force majeure at the Company's facilities, thus allowing the Company to mitigate any business disruption that may occur should one of its deepwells have operational or mechanical difficulties.

5.       ACQUISITIONS

         On September 25, 1998, a wholly-owned subsidiary of the Company, GNI Technical Services, Inc., purchased substantially all of the assets and assumed certain liabilities of Moheat, Inc. ("Moheat") for cash consideration of approximately $480,000. Moheat is engaged in the site management and disposal of hazardous waste, primarily as a contractor to the U. S. government.

6.       MERGER TRANSACTION

         On July 28, 1998, the Company completed an offering of $75 million of 10.875% Senior Notes ("Senior Notes") due 2005. The net proceeds to the Company from the issuance of the Senior Notes, after deducting the initial purchaser's fees, were $72,750,000. The net proceeds from the offering, together with an equity investment in the Company of $22.5 million by 399 Venture Partners, Inc., and certain members of the Company's management, were used to purchase the Company's issued and outstanding common stock, pay a cash consideration to holders of options and warrants to purchase common stock, repay the existing bank indebtedness and Senior Subordinated Notes, and pay related fees and expenses (the "Merger Transaction"), and are summarized as follows:

         Purchase price of GNI equity, net                           $50,728,000
         Repayment of existing debt at July 28, 1998                  35,373,000
         Payment of Senior Subordinated Notes make-whole premium       3,590,000
         Payment of merger fees and expenses                           3,648,000

         In connection with the Merger Transaction, the Company recognized an extraordinary loss before-taxes of $5,941,000. This loss consisted of the payment of a Senior Subordinated Notes make-whole premium of $3,590,000, the write-off of a $1,209,000 discount associated with the Senior Subordinated Notes and the write-off of deferred loan costs related to the existing debt at July 28, 1998 in the amount of $1,140,000.

7.       LONG-TERM DEBT AND CREDIT FACILITIES

         As of June 30, 1998 and 1999, long-term debt consists of the following:




                                                                                1998                 1999
                                                                           ---------------     ---------------
Senior Notes at a fixed annual interest rate of 10.875%,
 semi-annual interest payments, principal due at maturity
 in 2005 .............................................................     $          --            75,000,000

Senior Credit facility up to $12 million at either (I) the
 lending banks prime rate of interest plus 1% (8,75% at June
 30, 1999), or (ii) LIBOR plus 2.75%, due in full July
 31, 2001 ............................................................                --             6,727,017

Note payable to bank secured by certain land and equipment
 at a fixed annual rate of interest of 8.44% with quarterly
 principal installments of $173,913 plus interest through
 December 1998. The facility contained restrictive covenants including, among others, minimum tangible net worth
 requirements, and restrictions relating to investments,
 purchases and sales of assets, and payment of dividends Repaid
 in July 1998 ........................................................             347,826                --


$15,000,000 secured revolving line of credit, at the lending bank's prime rate of interest (8.50% at June 30, 1998),
 due in full October 31, 1999. Repaid in July 1998 ...................           9,500,000                --



Note payable to bank at the lending bank's prime rate of
 interest (8.50% at June 30, 1998) with a fixed rate option
 available. Quarterly payments of interest plus principal
 based on an 8-year amortization are required with a balloon at maturity on October 31, 1998. Line is secured by first
 lien deed of trust and direct assignment of all
 assets. Repaid in July 1998 .........................................           4,250,000                --




Note payable totaling $2,000,000 relating to the acquisition of the Corpus Christi, Texas facility at the lending bank's prime rate of interest (8.50% at June 30, 1998). Quarterly
 payments of $200,000 plus interest are required for the
 first year, then quarterly principal payments of $75,000
 plus interest are required thereafter. Repaid in July
 1998 ................................................................             525,000                --



Note payable to Chemical Waste Management, Inc. bearing an
 interest rate of 10% relating to the acquisition of Corpus
 Christi, Texas facility. Quarterly interest payments only
 were required for the first year, then quarterly principal
 payments of $125,000 plus accrued interest until maturity
 in 2000. Repaid in July 1998 ........................................             750,000                --


Senior Subordinated Notes at a fixed annual interest rate of
 12.00%, semi-annual interest payments only are required
 with a balloon principal payment due at maturity on
 December 31, 2003. Repaid in July 1998 ..............................          18,791,606                --
                                                                           ---------------     ---------------
Total long-term debt .................................................          34,164,432          81,727,017
Less amounts classified as current ...................................           2,147,826           6,727,017
                                                                           ---------------     ---------------
Long-term portion ....................................................     $    32,016,606     $    75,000,000
                                                                           ===============     ===============

         Effective July 28, 1998, in connection with the Merger Transaction, the Company entered into a revolving credit facility with NationsBank, N.A. with respect to senior secured credit facilities which provides for (i) revolving loans in the aggregate amount of up to $12 million, subject to a borrowing base formula and certain asset appraisals, with a $3 million sublimit for the issuance of standby and commercial letters of credit and (ii) the Company's existing $1.5 million automatically renewable, stand-by-letter of credit, the reimbursement obligations of which are guaranteed by WMX Technologies, Inc.

         The Revolving Credit Facility has an initial term ending July 31, 2001, with one year renewal options thereafter.

         The Revolving Credit Facility includes covenants which among other things, require the maintenance of specified financial ratios, restrict payments of dividends and limit the amount of capital expenditures. At June 30, 1999, the Company was not in compliance with certain of its covenants related to its outstanding Senior Credit Facility and subsequently has received a waiver from the lender. The waiver does not extend beyond November 15, 1999. As such, all amounts due under this Senior Credit Facility have been classified as current on the accompanying consolidated balance sheet, resulting in a working capital deficit at June 30, 1999.

         The aggregate annual maturities of all long-term debt are as follows:

                  YEAR ENDING JUNE 30       AMOUNT
                  --------------------    -----------
                  2000................    $ 6,727,017
                  2001................             --
                  2002................             --
                  2003................             --
                  Thereafter..........     75,000,000
                                          -----------
                  Total...............    $81,727,017
                                          ===========



         Interest paid during the years ended June 30, 1997, 1998 and 1999 amounted to $2,555,284, $4,279,806 and $4,504,898, respectively.

8.       SERIES A PREFERRED STOCK

         In connection with the Merger Transaction, the Company issued 185,000 shares of its 12% Series A Cumulative Compounding Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock has a stated value of $100 per share and is entitled to semiannual dividends when, as and if declared. The dividends are cumulative, whether or not earned or declared, and accrue at a rate of 12%, compounding annually. At June 30, 1999, dividends earned but not declared amounted to $2,035,000.

         Upon liquidation, dissolution or winding up of the Company, holders of Series A Preferred Stock are entitled to receive an amount equal to $100 per share plus all accrued and unpaid dividends. The Series A Preferred Stock is redeemable, at the option of the holder, on July 31, 2010.

9.        RELATED PARTY TRANSACTIONS

         In February 1997, the Company granted unsecured loans totaling $650,000 to the CEO and CFO. Principal and interest at a rate of 7% per annum were due on February 7, 1998. The loans were used to repay loans to a commercial bank which were guaranteed by the Company. In April 1998, the Board of Directors agreed to forgive the notes, with all accrued interest thereon, and reimburse the CEO and the CFO for federal income taxes owing in respect to such notes.

10.      INCOME TAXES

         The provision (benefit) for income taxes in the consolidated statements of operations is summarized below.


                                           1997            1998           1999
                                        ----------      ----------    -----------
            Provision:
             Federal -- Current......   $ (893,730)     $1,304,185    $       137
             Federal-- Deferred......    1,343,730        (949,317)    (5,298,931)
             State...................       90,000        (121,221)       105,403
                                        ----------      ----------    -----------
                 Total...............   $  540,000      $  233,647    $(5,193,391)
                                        ==========      ==========    ===========

         The provision (benefit) for income taxes varied from the amount computed by applying the U.S. federal statutory rate as a result of the following:

                                                            1997        1998        1999
                                                          --------    --------  ------------
       Tax at statutory rate..........................    $439,491    $263,313  $ (5,193,152)
       State income tax, net of federal income tax
         Benefit......................................      59,400    (142,057)       69,566
       Nondeductible expenses.........................      44,383      46,805        44,935
       Other..........................................      (3,274)     65,586      (114,740)
                                                          --------    --------  ------------
             Income tax provision (benefit)...........    $540,000    $233,647  $ (5,193,391)
                                                          ========    ========  ============

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities at June 30, 1998 and 1999 are presented below:


DEFERRED TAX ASSETS:
                                                                                      1998        1999
                                                                                   -----------  ----------
                     Amounts deductible when paid..............................    $ 1,252,057  $1,114,765
                     Accounts receivable, principally due to allowance for
                       Doubtful accounts.......................................         84,751     103,383
                     Compensated absences, principally due to accrual for
                       Financial reporting purposes............................         95,055      89,175
                     Net state operating loss carryforward.....................        295,009     379,578
                     Net federal operating loss carryforward...................        207,202   5,563,903
                     Contributions carryforward................................         18,513      25,258
                     Alternative minimum tax credit carryforwards..............      1,395,565   1,395,701
                     Total gross deferred tax assets...........................      3,348,152   8,671,763
                     Less valuation allowance..................................        (40,000)    (40,000)
                                                                                   -----------  ----------
                     Total net deferred tax assets.............................      3,308,152   8,631,763

DEFERRED TAX LIABILITIES:

                     Facility and equipment, principally due to differences in
                       depreciation and capitalized interest...................      2,947,987   3,074,879
                     Net deferred tax asset....................................    $   360,165  $5,556,884
                                                                                   ===========  ==========

         Federal income taxes paid during the years ended June 30, 1997, 1998 and 1999 were $675,996, $60,315 and $200,000, respectively.

         The Company has a net operating loss for federal income tax purposes of $16,364,419 which will expire in 2019, and a net operating loss for state income tax purposes of $8,435,075 which will expire in years 1999 through 2004.

         At June 30, 1999, the Company has a $5.6 million net deferred tax asset. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are realizable, the reversal of taxable timing differences, and tax planning strategies, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance.


11.      STOCK OPTION PLANS

         In connection with the Merger Transaction, all outstanding stock options were cashed out at the difference between the exercise price and $7.00.

         Under the Company's 1991 Stock Option Plan ("1991 Plan"), 400,000 shares were originally approved for issuance. An additional 200,000 shares were approved for issuance by the Compensation Committee of the Board of Directors and the stockholders of the Company, bringing the total number of shares available for grant to 600,000. The 1991 Plan provided for both qualified incentive stock options and non-qualified stock options. To date, all options that have been granted under the 1991 Plan are qualified incentive stock options. The 1991 Plan required that qualified options may not be granted at prices less than fair market value on the dates of the grants and the options may not be outstanding for a period longer than ten years from the date the options are granted.

         Under the Company's 1995 Management Equity Incentive/Stock Option Plan ("1995 Plan"), 500,000 shares were approved for issuance by the Compensation Committee of the Board of Directors. The 1995 Plan provided for both qualified incentive stock options and non-qualified stock options. To date, all options that have been granted under the 1995 Plan are qualified incentive stock options. The 1995 Plan required that qualified options may not be granted at prices less than fair market value on the dates of the grants and the options may not be outstanding for a period longer than ten years from the date the options are granted.

         Transactions for the two years ended June 30, 1998 related to all plans are as follows:

                                                                        1997          1998
                                                                   -------------  -------------
            Options outstanding on July 1....................            803,600        880,150
            Granted..........................................            134,000             --
            Exercised (prices ranging from $4.00 to $6.00
              Per share).....................................            (48,833)       (20,000)
            Cancelled........................................             (8,617)       (51,200)
                                                                   -------------  -------------
            Options outstanding at June 30...................            880,150        808,950
                                                                   =============  =============
            Options price range at June 30...................      $  4.00-$6.69  $  4.00-$6.06
            Options exercisable at June 30...................            618,982        694,950
            Options available for grant at June 30...........            157,317        208,517


         The Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. No compensation cost has been recognized for its stock option plans due to the options being issued at fair market value. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the 1991 Plan and the 1995 Plan and recognized over the weighted average expected life of the options, the Company's net income and earnings per share would have been decreased to the pro forma amounts indicated below:

                                                 1997         1998
                                              ----------   ----------
               Net income        As reported  $  752,620   $  540,802
                                 Pro forma       629,325      417,507

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

         Weighted average fair values of options granted during Fiscal 1997 as determined by the Black-Scholes pricing model was $2.22. No options were granted during Fiscal 1998.

12.      MAJOR CUSTOMERS

         The Company markets its services on an integrated basis with its services in one area often supporting or leading to projects in other areas. For Fiscal 1999, the Company had a single customer that accounted for 21% of total revenues. During Fiscal 1997 and Fiscal 1998, no major customer accounted for more than 10% of the Company's total revenues.

13.      GOVERNMENTAL REGULATIONS

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

14.      COMMITMENTS AND CONTINGENCIES

         The Company and its subsidiaries have cancelable and non-cancelable lease contracts covering certain equipment. Minimum rental commitments under these leases are $788,883, $610,344, $374,732, $240,653, and $140,273 for the
years ending June 30, 2000 to 2004, respectively. Rental expense was $623,676, $873,375, and $995,173 for the years ended June 30, 1997, 1998 and 1999, respectively.

         On February 27, 1998, a complaint purporting to state a class action was filed in the Delaware Court of Chancery by William Chaffin and Marcia Chaffin, alleged to be stockholders of GNI, on behalf of themselves and all others similarly situated, against GNI and its directors. The plaintiffs allege that the merger transaction was wrongful, unfair and harmful to holders of GNI common stock, that the consideration of $7.00 per share was not the result of arms-length negotiations or based upon any independent valuation of the current or projected value of GNI, and that the directors of the Company have conflicts of interest and have violated their fiduciary and other common law duties owed to the plaintiffs and other members of the class. The complaint seeks to enjoin the merger and an unspecified amount of damages, in addition to payment of attorneys' fees and reimbursement of expenses. On June 5, 1998, the plaintiffs filed an amended class action complaint (the "Amended Complaint"). The Amended Complaint adds allegations based on information set forth in the Company's original filing of preliminary proxy materials, filed with the Securities and Exchange Commission on April 16, 1998. In addition, the Amended Complaint (i) names Titus H. Harris, III as a defendant, (ii) does not name John W. Lyons as a defendant; and (iii) eliminates the request to enjoin the merger which was set forth in the original complaint.

         In 1995, certain owners of property near Waste Management's Corpus Christi deepwell filed suit in state district court against the Company and Chemical Waste Management, Inc., a prior owner of the Corpus Christi deepwell, seeking injunctive relief and alleging property damage with respect to operation of the deepwell. In June of this year, the court granted partial summary judgment in favor of the Company against a number of the plaintiffs' claims, while allowing the plaintiffs to proceed with one claim against the Company. The court continues to consider whether the plaintiffs have a right to pursue other claims against the Company. To date, no class has been certified in this lawsuit. Management does not believe that the plaintiffs will succeed in their claims nor that this litigation will have a material adverse affect on the Company's operations, cash flow, or financial position.

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's operations, cash flows or consolidated financial position.

15.      DIVIDEND POLICY

         The Company does not pay any cash dividends on its common stock and does not have any plans to do so in the future. The Company intends to continue a policy of retaining income for use in its business.

         16.      BUSINESS SEGMENTS

         The Company operates primarily in two business segments, waste management services and specialty chemical manufacturing. The Company's waste management business provides a broad range of waste management services which consist of transporting, testing, recovering, treating and disposing of hazardous and non-hazardous wastes. The Company's specialty chemical business manufactures specialty chemicals on a contract or "tolling" basis for third parties.

         The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Other includes corporate expenses and elimination of intersegment revenues.


                                                      WASTE           SPECIALTY
        YEARS ENDED JUNE 30,                        MANAGEMENT         CHEMICAL         OTHER              TOTAL
                                                   ------------      ------------    -----------        ------------
        1999

        Revenues from external customers           $ 23,125,617      $ 11,853,834             --        $ 34,979,451
        Intersegment revenues                           819,567                --       (819,567)                 --
                                                   ------------      ------------    -----------        ------------
           Total revenues                          $ 23,945,184      $ 11,853,834    $  (819,567)       $ 34,979,451

        Net interest expense and other                1,445,760           242,907      6,390,823           8,079,490
        Depreciation and amortization                 4,372,773         3,443,569        726,229           8,542,571
        Income (loss) before taxes                      244,498       (1,297,049)     (8,196,403)         (9,248,954)
        Extraordinary item, net of tax                       --                --     (3,920,936)         (3,920,936)

        Total assets                                 40,688,418        25,937,288      9,808,587          76,434,293
        Purchases of fixed assets                     3,364,439         2,147,447         81,672           5,593,558

        1998
        Revenues from external customers           $ 26,677,995      $ 16,038,805    $        --        $ 42,716,800
        Intersegment revenues                           897,215           110,260     (1,007,475)                 --
                                                   ------------      ------------    -----------        ------------
           Total revenues                          $ 27,575,210      $ 16,149,065    $(1,007,475)       $ 42,716,800

        Net interest expense and other                1,653,237           676,655      1,438,178           3,768,070
        Depreciation and amortization                 3,843,843         3,117,719        285,465           7,247,027
        Income (loss) before taxes                    2,708,292          (696,652)    (1,237,191)            774,449

        Total assets                                 39,078,593        27,106,127      2,691,846          68,876,566
        Purchases of fixed assets                     6,105,165         1,588,225         24,326           7,717,716

        1997

        Revenues from external customers           $ 24,006,360      $ 16,720,518    $        --        $ 40,726,878
        Intersegment revenues                           494,176                --       (494,176)                 --
                                                   ------------      ------------    -----------        ------------
           Total revenues                          $ 24,500,536      $ 16,720,518    $  (494,176)       $ 40,726,878
        Net interest expense and other                1,557,270           602,969        615,656           2,775,895
        Depreciation and amortization                 3,148,238         2,658,542        182,795           5,989,575
        Income before taxes                           1,282,002            10,618             --           1,292,620

        Total assets                                 37,154,024        27,301,739      4,132,441          68,588,204
        Purchases of fixed assets                     2,638,070         2,909,353         22,630           5,570,053

17.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data for 1999 and 1998 are as follows:

                                                                  Fiscal 1999 Quarters
        ----------------------------------------------------------------------------------------------------
                                                  1st              2nd              3rd           4th
                                               Quarter           Quarter         Quarter         Quarter
        ---------------------------------- ----------------  ----------------  -------------  --------------
        Revenues                           $      8,499,118  $      9,024,785  $   9,497,603  $    7,957,945
        Operating income (loss)                  (1,389,113)        1,015,882        993,533      (1,789,766)
        Extraordinary item, net of tax           (3,920,936)               --             --              --
        Net (loss)                               (5,951,243)        (753,701)      (736,257)      (2,555,172)

                                                                  Fiscal 1998 Quarters
        ----------------------------------------------------------------------------------------------------
                                                  1st              2nd              3rd           4th
                                               Quarter           Quarter         Quarter         Quarter
        ---------------------------------- ----------------  ----------------  -------------  --------------
        Revenues                           $     10,917,257  $     10,681,801  $  11,036,712  $   10,081,030
        Operating income (loss)                   1,796,633         1,592,217      1,678,725        (525,056)
        Net income (loss)                           584,830           400,194        440,024        (884,246)


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  THE GNI GROUP, INCORPORATED AND SUBSIDIARIES


                                                BALANCE AT        CHARGED TO                               BALANCE AT
                                               BEGINNING OF       COSTS AND                                 END OF
                                                   PERIOD          EXPENSES          DEDUCTIONS             PERIOD
                                              ----------------  ----------------  ----------------     -----------------
Year ended June 30, 1999:


Reserves and allowances deducted
From asset accounts:
  Allowance for uncollectible                 $        229,242            51,000             (603)(1)  $        279,639
                                              ----------------  ----------------  ----------------     -----------------
  Accounts:


Year ended June 30, 1998:

Reserves and allowances deducted
From asset accounts:
  Allowance for uncollectible
  Accounts:
                                              $         46,055           190,000            (6,813)(1) $         229,242
                                              ----------------  ----------------  ----------------     -----------------

Year ended June 30, 1997:

Reserves and allowances deducted
From asset accounts:
  Allowance for uncollectible
  Accounts:
                                              $        141,655            40,793          (136,393)(1) $          46,055
                                              ----------------  ----------------  ----------------     -----------------



(1) Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  October 13, 1999                           The GNI Group, Inc.
                                                  Registrant


                                                  /s/ Carl V Rush, Jr
                                                  ---------------------
                                                  Carl V Rush, Jr.
                                                  President and CEO

  Pursuant to the requirement of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                 Title                  Date
       ---------                 -----                  ----
 /s/ Carl V Rush, Jr.       Director, President     October 13, 1999
-----------------------     and CEO (Principal
Carl V Rush, Jr.            Executive Officer)


 /s/ Bruce D. Tobecksen     Executive Vice          October 13, 1999
-----------------------     President, CFO and
Bruce D. Tobecksen          Secretary (Principal
                            Accounting Officer)

 /s/ Richard M. Cashin.     Director,               October 13, 1999
-----------------------
Richard M. Cashin


 /s/ Norman Foster          Director                October 13, 1999
-----------------------
Norman Foster

 /s/ John Mowbray O'Mara    Director                October 13, 1999
-----------------------
John Mowbray O'Mara


 /s/Gavin J. Parfit         Director                October 13, 1999
-----------------------
Gavin J. Parfit


 /s/Joseph M. Silvestri     Director                October 13, 1999
-----------------------
Joseph M. Silvestri

                                  Exhibit Index

Exhibit
Number                             Exhibit
-------                            -------
3.1      --Amended and Restated Certificate of Incorporation of The GNI Group,
         Inc. This document is incorporated by reference to the Company's
         Registration Statement No. 333-64307 on Form S-4 filed by the Company on September 25, 1998, wherein the Company filed this documents as
         Exhibit "3.1".

3.2 --Amended and Restated Bylaws of The GNI Group, Inc. This document is incorporated by reference to the Company's Registration Statement No.
         333-64307 on Form S-4 filed by the Company on September 25, 1998, wherein the Company filed this documents as Exhibit "3.2".

3.3 --Form of specimen certificate evidencing the Common Stock. This document is incorporated by reference to the Company's Registration
         Statement No. 333-64307 on Form S-4 filed by the Company on September
         25, 1998, wherein the Company filed this documents as Exhibit "3.3".

4.1      --Series A 10-7/8% Senior Notes Due 2005 Indenture dated as of July 28,
         1998 among the Company, the Guarantors named on the signature pages thereto and the United States Trust Company of New York, as trustee.
         This document is incorporated by reference to the Company's
         Registration Statement No. 333-64307 on Form S-4 filed by the Company on September 25, 1998, wherein the Company filed this documents as Exhibit "4.1".

4.2 --$75,000,000 10-7/8% Series A Senior Notes due 2005 Purchase Agreement dated as of July 23, 1998 by and among the Company and the Guarantors named on the signature pages thereto. This document is incorporated by reference to the Company's Registration Statement No. 333-64307 on Form
         S-4 filed by the Company on September 25, 1998, wherein the Company filed this documents as Exhibit "4.2".

4.3 --Form of 10-7/8% Series A Senior Notes Due 2005. This document is incorporated by reference to the Company's Registration Statement No.
         333-64307 on Form S-4 filed by the Company on September 25, 1998, wherein the Company filed this documents as Exhibit "4.3".

4.4      --Notation of Guarantee dated July 28, 1998 among GNI Chemicals
         Corporation, Disposal Systems of Corpus Christi, Disposal Systems,
         Inc., Gulf Nuclear Systems, Inc. and GNI Transportation Systems, Inc.
         This document is incorporated by reference to the Company's
         Registration Statement No. 333-64307 on Form S-4 filed by the Company on September 25, 1998, wherein the Company filed this documents as Exhibit "4.4".

4.5 --A/B Registration Rights Agreement dated as of July 28, 1998 by and among the Company, the Guarantors named on the signature pages thereto and CIBC Oppenheimer Corp. This document is incorporated by reference to the Company's Registration Statement No. 333-64307 on Form S-4 filed by the Company on September 25, 1998, wherein the Company filed this documents as Exhibit "4.5".

4.6      --Registration Rights Agreement dated as of July 28, 1998 by and among
         The GNI Group, Inc. and its stockholders. This document is incorporated by reference to the Company's Registration Statement No. 333-64307 on Form S-4 filed by the Company on September 25, 1998, wherein the Company filed this documents as Exhibit "4.6".

4.7      --Stockholder's Agreement dated July 28, 1998 among the Company, the
         399 Stockholders and certain members of management of the Company. This document is incorporated by reference to the Company's Registration
         Statement No. 333-64307 on Form S-4 filed by the Company on September
         25, 1998, wherein the Company filed this documents as Exhibit "4.7".

10.1     --The GNI Group, Inc. 401 (k) Plan Amended and Restated as of July 1,
         1989. This document is incorporated by reference to the Company's
         Registration Statement No. 33-58784 on Form S-1 filed by the Company on
         March 19, 1993, wherein the Company filed this document as Exhibit
         "10.4".

10.2     --Deed dated July 17, 1987 executed by DSI Properties, Inc. to Disposal
         Systems, Inc. This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form S-1 filed by the
         Company on March 19, 1993, wherein the Company filed this document as Exhibit "10.7".

10.3     --Agreement of Purchase and Sale dated April 28, 1989 by and between
         GNI/Disposal Systems, Inc. and DSI Transports, Inc. This document is incorporated by reference to the Company's Registration Statement No.
         33-58784 on Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "10.8".

10.4     --Asset Purchase Agreement dated May 22, 1994 by and among Nuclear
         Systems, Inc., Gamma Industries, Inc., Nuclear Systems Export, Inc. and
         Gulf Gamma, Inc. This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form S-1 filed by the
         Company on March 19, 1993, wherein the Company filed this document as Exhibit "10.9".

10.5     --Stock Purchase Agreement dated July 17, 1987 by and between United
         Distribution Systems, Inc. and GNI Incorporated. This document is incorporated by reference to the Company's Registration Statement No.
         33-58784 on Form S-1 filed by the Company on March 19, 1993, wherein the company filed this document as Exhibit "10.10".

10.6     --Asset Purchase Agreement dated June 17, 1988 by and among Amersham
         Corporation, The GNI Group, Inc. and Gamma Industries, Inc. This document is incorporated by reference to the Company's Registration
         Statement No. 33-58784 on Form S-1 filed by the Company on March 19,
         1993, wherein the Company filed this document as Exhibit A10.11".

10.7     --Asset Purchase Agreement dated June 17, 1988 by and among The GNI
         Group, Inc., Lefco Western Acquisition Company, Lefco Western, Inc.
         ("LW") and LW's shareholders, Lefco Corporation, George Brock, John
         LeFevre, Phyllis Brock and Jean Adele LeFevre. This document is incorporated by reference to the Company's Registration Statement No.
         33-58784 on Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit A10.12".

10.8     --Stock Purchase Agreement dated September 30, 1998 by and among The
         GNI Group, Inc. and Gulf Nuclear Group, Inc. ("Purchaser"). The
         Agreement was also executed by the sole shareholder of the Purchaser, Oxford Interests, Inc. This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit "10.13".

10.9.    --Asset Purchase Agreement dated August 14, 1989 by and among The GNI
         Group, Inc., Lefco Western, Inc. Lefco Corporation, George Brock, John
         LeFevre and Jean LeFevre. This document is incorporated by reference to the Company's Registration Statement No. 33-58784 on Form S-1 filed by the Company on March 19, 1993, wherein the Company filed this document as Exhibit A10.14".

10.10.   --Asset Purchase Agreement dated March 1, 1995 by and among Disposal
         Systems of Corpus Christi, Inc.; The GNI Group, Inc.; Disposal Systems,
         Inc. and Chemical Waste Management, Inc.. This document is incorporated by reference to the Company's Current Report on Form 8-K filed by the Company on November 29, 1995, wherein the Company filed this document as Exhibit "2.1".

10.11.   --GNI-DUPONT AGREEMENT, dated November 14, 1995 and amended as of June
         5, 1988, by and between The GNI Group, Inc. and E.I. du Pont de Nemours and Company. This document is incorporated by reference to the Company's Current Report on Form 8-K filed by the Company on November
         29, 1995, wherein the Company filed this document as Exhibit A2.1".

10.12. --Deepwell Access Agreement dated as of September 30, 1996 by and between EMPAK Inc. and Disposal Systems, Inc. a subsidiary of the Company. This document is incorporated by reference to the Company's
         Form 10-Q for the three month period ending on September 30, 1996 filed by the Company on November 14, 1996, wherein the Company filed this document as Exhibit A10.2".

10.13.   --Assistance Agreement dated as of September 30, 1996 among Pakhoed
         Corporation, EMPAK Inc. and Disposal Systems, Inc., a subsidiary of the
         Company. This document is incorporated by reference to the Company's
         Form 10-Q for the three month period ending on September 30, 1996 filed by the Company on November 14, 1996, wherein the Company filed this document as Exhibit "10.2".

10.14. --Amended and Restated Loan and Security Agreement dated effective as of July 28, 1998 among The GNI Group, Inc., GNI Chemicals Corporation,
         Disposal Systems, Inc., Disposal Systems of Corpus Christi, Inc.,
         Resource Transportation Services, Inc. and Gulf Nuclear of Louisiana,
         Inc., as Borrowers, and NationsBank , N.A. as Agent and a Lender. This document is incorporated by reference to the Company's Registration
         Statement No. 333-64307 on Form S-4 filed by the Company on September
         25, 1998, wherein the Company filed this documents as Exhibit "10.14".

10.15. --First Amendment to and Assignment of Deed of Trust dated effective as of July 28, 1998 among Disposal Systems of Corpus Christi, Inc., a subsidiary of the Company, and NationsBank, N.A. This document is incorporated by reference to the Company's Form 10-Q for the nine month period ending on March 31, 1999 filed by the Company on May 17, 1999, wherein the Company filed this document as Exhibit "10.1".

10.16. --Sixth Amendment to and Assignment of Second Lien Deed of Trust dated effective as of July 28, 1998 among Disposal Systems, Inc., a subsidiary of the Company, and NationsBank, N.A. This document is incorporated by reference to the Company's Form 10-Q for the nine month period ending on March 31, 1999 filed by the Company on May 17, 1999, wherein the Company filed this document as Exhibit "10.2".

10.17. --Eighth Amendment to and Assignment of Deed of Trust dated effective as of July 28, 1998 among Disposal Systems, Inc., a subsidiary of the Company, and NationsBank, N.A. This document is incorporated by reference to the Company's Form 10-K for the nine month period ending on March 31, 1999 filed by the Company on May 17, 1999, wherein the Company filed this document as Exhibit "10.3".

10.18. --Tenth Amendment to and Assignment of Deed of Trust dated effective as of July 28, 1998 among Disposal Systems, Inc., a subsidiary of the Company, and NationsBank, N.A. This document is incorporated by reference to the Company's Form 10-K for the nine month period ending on March 31, 1999 filed by the Company on May 17, 1999, wherein the Company filed this document as Exhibit "10.4".

21.1.*   --Subsidiaries of the Company

27.1.*   --Financial Data Schedule

* Filed Herewith
