Form 10-K405/A
period 1999-06-30
GNI GROUP INC /DE/
filed 1999-10-14
CIK 355269

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: JUNE 30, 1999

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


                                                                                    LONG-TERM COMPENSATION
                                                                               -------------------------------
                                                                                        AWARDS PAYOUT
                                                   ANNUAL COMPENSATION
                                      ---------------------------------------  RESTRICTED    STOCK
                                                                 OTHER ANNUAL    STOCK     UNDERLYING   LTIP       ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR   SALARY    BONUS    COMPENSATION   AWARD(S)     OPTIONS   PAYOUTS  COMPENSATION (1)
---------------------------           ------ --------  --------  ------------  ----------  ----------  -------  ----------------
Carl V Rush, Jr .....................  1999  $240,000  $336,500  $        -0-  $      -0-  $      -0-  $   -0-  $   1,836
  President and Chief                  1998   183,250       -0-           -0-         -0-         -0-      -0-    593,000(2)
  Executive Officer                    1997   183,250    13,200           -0-         -0-      16,000      -0-     37,896(3)

Richard M. Cochrane .................  1999  $146,675  $    -0-  $        -0-  $      -0-  $      -0-  $   -0-  $   2,979
  Vice President and                   1998   124,800       -0-           -0-         -0-         -0-      -0-      2,300
  General Manager,                     1997   108,967       -0-           -0-         -0-         -0-      -0-      2,115
  Specialty Chemicals

W.R. Reeves, Jr .....................  1999  $117,500  $ 15,000  $        -0-  $      -0-  $      -0-  $   -0-  $   2,468
  Vice President - Environmental       1998   100,000       -0-           -0-         -0-         -0-      -0-      1,838
  And Regulatory Affairs               1997   100,000       -0-           -0-         -0-         -0-      -0-      1,838

Donna L. Ratliff ....................  1999  $107,500  $    -0-  $        -0-  $      -0-  $      -0-  $   -0-  $   2,258
  Treasurer and Assistant              1998    90,000    50,000           -0-         -0-         -0-      -0-      1,890
  Secretary                            1997    90,000    15,000           -0-         -0-         -0-      -0-      2,540


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


                                                            NUMBER AND PERCENT OF SHARES
                                        ------------------------------------------------
                                             SERIES A              CLASS A               CLASS B               TOTAL
                                          PREFERRED STOCK      COMMON STOCK (1)       COMMON STOCK(2)       COMMON STOCK
                                        -------------------   ------------------     ------------------   ------------------
                                             (NON-VOTING)          (VOTING)            (NON-VOTING)
       NAME OF BENEFICIAL OWNER           NUMBER    PERCENT    NUMBER    PERCENT      NUMBER    PERCENT    NUMBER    PERCENT
       ------------------------         ----------  -------   --------   -------     --------   -------   --------   -------
399 Venture Partners, Inc.
& Affiliates..........................  181,285.60    97.99%   39,121      43.50%     456,799       100%   495,920     90.71%

Carl V Rush, Jr. .....................    1,791.35     0.97%   36,417      40.50%          --        --     36,417      6.66%

Donna L. Ratliff......................      131.70     0.07%    2,677       2.98%          --        --      2,677       .49%

Directors and Executive Officers
  as a group (2 persons)..............    1,923.05     1.04%   39,094      43.47%          --        --     39,094      7.15%


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

                               THE GNI GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 YEARS ENDED JUNE 30,
                                                                   ------------------------------------------------
                                                                       1997              1998              1999
                                                                   ------------      ------------      ------------
 OPERATING ACTIVITIES:
  Net income (loss) ..........................................     $    752,620      $    540,802      $ (9,996,373)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization .............................        5,989,575         7,247,027         8,542,571
   Deferred taxes ............................................        1,423,010        (1,160,165)       (5,196,719)
   Write-off of deferred loan cost ...........................               --                --         1,140,708
   Debt retirement costs .....................................               --                --         4,800,103
   Accretion of discount on Senior Subordinated Notes ........          109,854           219,708                --
   Gain on sale of assets ....................................           (9,183)           (1,705)               --
  CHANGE IN ASSETS AND LIABILITIES, NET OF
    ACQUISITION OR CONSOLIDATION:
   Decrease (increase) in accounts receivable ................           58,795          (572,438)       (1,839,080)
   Decrease in inventory .....................................          136,797            45,550           478,886
   Decrease (increase) in federal income tax receivable ......         (930,470)          930,470                --
   Decrease (increase) in prepaid expenses and other .........       (1,706,410)          816,062            (6,523)
   Increase (decrease) in accounts payable ...................       (1,633,732)        1,046,267          (251,470)
   Increase (decrease) in accrued liabilities ................       (1,112,430)       (1,017,768)        2,084,108
   Increase (decrease) in income taxes payable ...............         (549,256)          190,005          (190,005)
                                                                   ------------      ------------      ------------
   Net cash provided by (used in) operating activities .......        2,529,170         8,283,815          (433,794)
  INVESTING ACTIVITIES:
   Decrease (increase) in restricted time deposits ...........          108,982           (64,554)        1,451,254
   Payment of cash in connection with business
     acquisition, net of cash acquired .......................               --                --          (443,457)
   Payment of cash in connection with EMPAK Inc.
    transaction ..............................................      (12,000,000)               --                --
   Decrease (increase) in other assets, net ..................         (326,478)         (624,947)          103,546
   Proceeds from sale of assets ..............................           17,200            11,700                --
   Purchases of fixed assets .................................       (5,570,053)       (7,717,716)       (5,593,558)
                                                                   ------------      ------------      ------------
   Net cash used in investing activities .....................      (17,770,349)       (8,395,517)       (4,482,215)
                                                                   ------------      ------------      ------------
FINANCING ACTIVITIES:
   Principal payments of long-term debt and notes payable ....      (19,782,650)       (3,416,434)      (36,075,059)
   Cash proceeds from notes payable ..........................          852,144           920,782           702,233
   Net proceeds from revolving line ..........................               --         2,500,000         6,727,017
   Proceeds from issuance of Senior Subordinated
     Notes and warrants ......................................       20,000,000                --                --
   Proceeds from issuance of long-term debt ..................       15,000,000                --                --
   Net cash from exercise of stock options ...................          263,582           105,000           136,372
   Purchase of treasury stock ................................               --                --          (172,942)
   Issuance of preferred stock and equity contribution .......               --                --        22,500,000
   Equity purchased in connection with Merger
     Transaction .............................................               --                --       (50,727,953)
   Net proceeds from issuance of Senior Notes ................               --                --        72,750,000
   Senior Subordinated Notes make-whole premium ..............               --                --        (3,590,000)
   Merger fees and expenses ..................................               --                --        (3,648,290)
   Deferred loan costs .......................................               --                --        (1,772,581)
   Payments of deferred costs ................................       (1,407,451)         (596,776)         (523,900)
                                                                   ------------      ------------      ------------
   Net cash provided by (used in) financing activities .......       14,925,625          (487,428)        6,304,897
                                                                   ------------      ------------      ------------
   Net increase (decrease) in cash and cash equivalents ......         (315,554)         (599,130)        1,388,888
   Cash and cash equivalents at beginning of year ............        1,122,941           807,387           208,257
                                                                   ------------      ------------      ------------
   Cash and cash equivalents at end of year ..................     $    807,387      $    208,257      $  1,597,145
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


* Previously filed

