Form 10-Q
period 1999-09-30
GNI GROUP INC /DE/
filed 1999-11-15
CIK 355269

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)
         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

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

The number of shares outstanding of the registrant's Class A voting common stock, $.01 par value per share, as of October 1, 1999 was 114,631. There were 456,799 shares outstanding of the registrant's Class B non-voting common stock, $.01 par value per share, as of October 1, 1999.

                                      INDEX
                               THE GNI GROUP, INC.

                                                                                          Page
                                                                                         Number
                                                                                         ------
PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
          September 30, 1999 and June 30, 1999                                             1

          Consolidated Statements of Operations
          Three Months ended September 30,
          1999 and 1998                                                                    2

          Consolidated Statements of Cash Flows
          Three Months ended September 30, 1999
          and 1998                                                                         3

          Notes to Consolidated Financial
          Statements                                                                      4-5

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                                                      6-12


Part II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                13

Item 2.   Changes in Securities                                                            13

Item 3.   Defaults Upon Senior Securities                                                  13

Item 4.   Submission of Matters to a Vote
          of Security Holders                                                              13

Item 5.   Other Information                                                                13

Item 6.   Exhibits and Reports on Form 8-K                                                 13

Item 21.  Exhibits and Financial Statement Schedules                                       13

CONSOLIDATED BALANCE SHEETS (UNAUDITED)


THE GNI GROUP, INC.                                                           September 30,       June 30,
                                                                                  1999              1999
                                                                              -------------     ------------
ASSETS

CURRENT ASSETS:
Cash and time deposits                                                        $     38,137      $  1,597,145
Accounts receivable, less allowance of approximately $294,000
  for 9/30/99 and $279,000 for 6/30/99                                           8,084,931         9,807,494
Deferred tax asset                                                               1,307,323         1,307,323
Prepaid expenses and other assets                                                1,915,872         1,226,033
                                                                              ------------      ------------
TOTAL CURRENT ASSETS                                                            11,346,263        13,937,995
                                                                              ------------      ------------
PROPERTY, PLANT AND EQUIPMENT                                                   61,987,117        61,185,322
Less accumulated depreciation                                                  (27,009,833)      (25,442,639)
                                                                              ------------      ------------
NET PROPERTY, PLANT AND EQUIPMENT                                               34,977,284        35,742,683
                                                                              ------------      ------------
Deferred tax asset, net                                                          4,249,561         4,249,561
Intangible assets, net                                                          16,568,339        16,989,285
Other assets,net                                                                 5,189,735         5,514,769
                                                                              ------------      ------------
TOTAL ASSETS                                                                  $ 72,331,182      $ 76,434,293
                                                                              ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                                                              $  4,926,256      $  3,954,237
Accrued liabilities                                                              4,278,969         6,149,928
Current portion of long-term debt                                                7,040,481         6,727,017
                                                                              ------------      ------------
TOTAL CURRENT LIABILITIES                                                       16,245,706        16,831,182
                                                                              ------------      ------------
Accrued liabilities                                                              1,185,238         1,676,288
Long-term debt, less current portion                                            75,000,000        75,000,000
Series A preferred stock                                                        18,500,000        18,500,000
                                                                              ------------      ------------
STOCKHOLDERS' EQUITY (DEFICIT):
Class A common stock, $.01 par value
   Authorized 1,500,000 shares; issued 114,631 shares at 9/30/99 and at
     6/30/99                                                                         1,146             1,146
Class B common stock, $.01 par value
  Authorized 1,500,000 shares, 456,799 shares outstanding at 9/30/99 and
    at 6/30/99                                                                       4,568             4,568
Additional paid-in capital                                                       3,994,303         3,994,303
Retained earnings (accumulated deficit)                                        (42,426,837)      (39,400,252)
Less cost of treasury stock (24,706 shares)                                       (172,942)         (172,942)
                                                                              ------------      ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           (38,599,762)      (35,573,177)
                                                                              ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          $ 72,331,182      $ 76,434,293
                                                                              ============      ============

Notes to Consolidated Financial Statements are an integral part of these statements.

NOTE: The Balance Sheet at September 30, 1999 is unaudited. The Balance Sheet at June 30, 1999 has been derived from the audited financial statements at that date.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THE GNI GROUP, INC.                              Three Months Ended
                                                    September 30
                                               1999              1998
                                           ------------      ------------
REVENUES                                   $  9,337,688      $  8,499,118

COST AND EXPENSES:
Cost of services                              6,230,919         5,880,222
Selling, general and administrative           1,256,657         2,071,108
Depreciation and amortization                 2,315,704         1,936,901
                                           ------------      ------------
TOTAL COST AND EXPENSES                       9,803,280         9,888,231
                                           ------------      ------------
OPERATING LOSS                                 (465,592)       (1,389,113)
                                           ------------      ------------
Interest income                                   6,453            20,178
Interest expense                              2,535,504         1,597,277
Other income                                      1,022             2,857
                                           ------------      ------------
LOSS BEFORE TAX                              (2,993,621)       (2,963,355)
                                           ------------      ------------
Income tax (benefit)                             32,965          (933,048)
                                           ------------      ------------
LOSS BEFORE EXTRAORDINARY ITEM               (3,026,586)       (2,030,307)
                                           ============      ============
Extraordinary item, net of tax benefit               --         3,920,936
                                           ------------      ------------
NET LOSS                                     (3,026,586)       (5,951,243)
                                           ============      ============

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


THE GNI GROUP, INC.                                               Three Months Ended
                                                                     September 30
                                                                1999               1998
                                                            ------------      ------------
Cash flows from operating activities:
NET LOSS                                                    $ (3,026,586)     $ (5,951,243)
Adjustments to reconcile income from
  continuing operations to net cash provided
  by operating activities:
  Depreciation and amortization                                2,315,704         1,936,901
  Deferred taxes                                                      --        (2,952,923)
  Write-off of deferred loan costs                                    --         1,140,708
  Debt retirement costs                                               --         4,800,103
  Change in assets and liabilities, net of acquisition:
    Decrease (increase) in accounts receivable                 1,722,564          (310,311)
    Decrease in inventory                                             --           414,461
    Increase in prepaid expenses and other                      (777,540)         (502,171)
    Decrease (increase) in other assets                           85,170            (1,243)
    Increase in accounts payable                                 972,019         1,081,326
    Increase (decrease) in accrued liabilities                (2,697,618)        1,126,066
    Decrease in income taxes payable                                  --          (200,000)
                                                            ------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (1,406,287)          581,674
                                                            ============      ============
Cash flows from investing activities:
Increase in restricted time deposits                                  --           (18,781)
Payment of cash in connection with business acquisition               --          (482,353)
Purchases of fixed assets                                       (801,795)       (3,614,613)
                                                            ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                           (801,795)       (4,115,747)
                                                            ============      ============
Cash flows from financing activities:
Cash proceeds from notes payable                                 539,375           702,233
Net proceeds from issuance of Senior Notes                            --        72,750,000
Purchase of GNI equity                                                --       (50,727,953)
Equity Contribution                                                   --        22,500,000
Deferred loan costs                                                   --        (1,344,478)
Merger fees and expenses                                              --        (3,558,733)
Subordinated notes make-whole premium                                 --        (3,590,000)
Net proceeds from revolving line                                 313,464         2,773,652
Principal payments of long-term debt and notes payable          (203,765)      (35,638,061)
                                                            ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        649,074         3,866,660
                                                            ============      ============
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (1,559,008)          332,587
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               1,597,145           208,257
                                                            ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $     38,137      $    540,844
                                                            ============      ============


Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE GNI GROUP, INC.                                           September 30, 1999

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
    The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions are eliminated.

    The Consolidated Balance Sheet as of September 30, 1999 and the related Statements of Operations for the three month periods ended September 30, 1999 and 1998, and Statements of Cash Flows for the three month period ended September 30, 1999 and 1998 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal, recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and Notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's Annual Financial Statements and Notes.

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


                                         WASTE             SPECIALTY
THREE MONTHS ENDED SEPTEMBER 30,       MANAGEMENT           CHEMICAL             OTHER               TOTAL
                                     --------------      --------------      --------------      --------------
1999

Revenues from external customers     $    7,212,635      $    2,125,053                  --      $    9,337,688
Intersegment revenues                       210,121                  --            (210,121)                 --
                                     --------------      --------------      --------------      --------------
   Total revenues                    $    7,422,756      $    2,125,053      $     (210,121)     $    9,337,688

Net interest expense and other              427,063             329,988           1,770,978           2,528,029
Depreciation and amortization             1,185,141             971,553             159,010           2,315,704
Income (loss) before taxes                  610,400          (1,564,958)         (2,039,063)         (2,993,621)


Total assets                             38,518,273          24,249,144           9,563,765          72,331,182
Purchases of fixed assets                   294,271             501,569               5,955             801,795

1998

Revenues from external customers     $    5,238,558      $    3,260,560      $           --      $    8,499,118
Intersegment revenues                       135,924                  --            (135,924)                 --
                                     --------------      --------------      --------------      --------------
   Total revenues                    $    5,374,482      $    3,260,560      $     (135,924)     $    8,499,118

Net interest expense and other              344,879              48,994           1,180,369           1,574,242
Depreciation and amortization               998,621             823,424             114,856           1,936,901
Loss before taxes                        (1,906,741)           (392,645)           (663,969)         (2,963,355)
Extraordinary item, net of tax                   --                  --          (3,920,936)         (3,920,936)

Total assets                             41,801,829          27,844,080           7,914,404          77,560,313
Purchases of fixed assets                 2,165,260           1,345,343             104,010           3,614,613

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

    The Merger was financed by an offering of $75 million of 10.875% Senior Notes due 2005, together with an equity investment in the Company of approximately $22.5 million by 399 and certain members of GNI's management (the Merger together with the equity and debt financing arrangements described herein, the "Recapitalization"). In conjunction with the Recapitalization, the Company entered into a new $12 million senior secured revolving facility (the "Revolving Credit Facility") with NationsBank, N.A., which is available for working capital requirements, capital expenditures and other general corporate purposes and permitted acquisitions, subject to a borrowing base formula and certain asset appraisals.

    On September 25, 1998, a wholly-owned subsidiary of the Company, GNI Technical Services, Inc., purchased substantially all of the assets and assumed certain liabilities of Moheat, Inc. ("Moheat") for cash consideration of approximately $480,000. Moheat is engaged in the site management and disposal of hazardous waste, primarily as a contractor to the U. S. government.


RESULTS OF OPERATIONS-

FISCAL 2000 FIRST QUARTER COMPARED WITH FISCAL 1999 FIRST QUARTER

    Revenues. Consolidated revenues increased by $800 thousand or 9.9% from $8.5 million in the first quarter of Fiscal 1999 to $9.3 million for the comparable period of Fiscal 2000. This increase was attributable to (i) an increase in the Company's waste management services segment of $2.0 million or 37.7% from $5.2 million in the Fiscal 1999 first quarter to $7.2 million in the first quarter of Fiscal 2000, and (ii) a decrease in revenue from the Company's specialty chemical manufacturing business segment of $1.1 million or 34.8% from $3.2 million in the Fiscal 1999 first quarter to $2.1 million in the first quarter of Fiscal 2000.

    The increase in the revenues for the waste management services segment was primarily attributable to a major increase in the service provided to the U.S. Navy for the treatment of Napalm. The contract for these services is scheduled to last for approximately two years.

    The revenue decline for the specialty chemical manufacturing business was attributable to continued production problems related to one customer project which was started in the third quarter of Fiscal 1999. The production problems centered on several equipment outages coupled with chemical processing issues with the project. The continued delay in reaching optimum production levels for this project caused the chemical plant to remain underutilized during the quarter.

    Cost of Services. Cost of services declined as a percentage of revenue from 69.2% in the first quarter of Fiscal 1999 to 66.7% in the first quarter of Fiscal 2000. Included within the cost of service figure for Fiscal 1999 were non-recurring personnel reduction costs of approximately $249,000. Excluding these non-recurring costs would result in a cost of services of 66.3% in the first quarter of Fiscal 1999.

    Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses declined as a percentage of revenue from 24.4% in the first quarter of Fiscal 1999 to 13.5% in the first quarter of Fiscal 2000. Included within the selling, general and administrative expense figure for Fiscal 1999 were non-recurring personnel reduction costs and transaction costs of approximately $232,000 and $673,000, respectively. Excluding these non-recurring costs would result in selling, general and administrative costs of 13.7% in the first quarter of Fiscal 1999.

    Depreciation and Amortization Expenses. Depreciation and amortization increased by approximately $379,000 from $1.9 million in the first quarter of Fiscal 1999 to $2.3 million in the comparable period in Fiscal 2000 primarily due to the capital improvements made by the Company to its facilities in Fiscal 1999.

    Interest Expense. Interest expense increased $938 thousand from $1.6 million in the first quarter of Fiscal 1999 to $2.5 million in the first quarter of Fiscal 2000 due to higher borrowing levels including the issuance of the $75 million 10.875% Senior Notes due 2005 in connection with the Recapitalization Transaction completed by the Company on July 28, 1998 as well as increased borrowing under the Company's revolving line of credit.

    Net Loss. The Company recorded a net loss of approximately $3.0 million for the first quarter of Fiscal 2000. In Fiscal 1999 the Company had a net loss of approximately $6 million which included an extraordinary charge in the amount of $3.9 million, net of tax benefit, in connection with the Recapitalization Transaction completed in July, 1998.

    Inflation did not have a material impact on the Company's revenues or income in either the first quarter of Fiscal 2000 or Fiscal 1999. Further, it is not expected that inflation will have a material impact during the remaining quarter of Fiscal 2000 for either the Company's revenues or income.


LIQUIDITY AND CAPITAL RESOURCES

    In the first quarter of Fiscal 2000 the Company used approximately $1.4 million in net cash from operations compared with providing approximately $600,000 for the Fiscal 1999 period. The major cause of the decrease of approximately $2.0 million was attributable to the payment in July 1999 of the $4.1 million semi-annual interest coupon on the $75 million 10.875% Senior Notes. This use of cash was partially offset by a decrease in accounts receivable of $1.7 million in Fiscal 2000 versus an increase in accounts receivable of $310,000 in the corresponding period in Fiscal 1999.

    During the first quarter of Fiscal 2000 and Fiscal 1999, the Company's net cash used in investing activities was $800 thousand and $4.1 million, respectively. For Fiscal 1999, the main components were the cash payment of approximately $480 thousand made for a business acquisition during the period and capital expenditures relating to plant expansion of $3.6 million. For Fiscal 2000, the capital expenditures were reduced to $802 thousand.

    In Fiscal 2000, the net cash provided by financing activities was $649 thousand compared with $3.9 million provided in the comparable period in Fiscal 1999. The Fiscal 1999 activity included the transaction related to the Recapitalization of the Company.

    As of September 30, 1999, total debt exceeded total assets of the Company by $9.7 million.

    The Revolving Credit Facility provides for revolving loans in the aggregate amount of up to $12 million, subject to a borrowing base formula and certain asset appraisals, with a $3 million sublimit for the issuance of standby and commercial letters of credit. Availability under the Revolving Credit Facility is calculated based on a borrowing base formula tied to (i) 85% of eligible accounts receivable plus (ii) an amount based on the Company's fixed assets. Amounts borrowed under the Revolving Credit Facility will be due in full on July 31, 2001, unless extended. Until the Company provided the lender with financial statements for the quarter ended September 30, 1998, amounts borrowed under the Revolving Credit Facility bore interest, at the option of the Company, at either
(i) the lender's Base Rate plus 1.00% or (ii) LIBOR plus 2.75%. Thereafter, such applicable margins are subject to reduction based upon the Company's Interest Coverage Ratio (as defined in the Revolving Credit Facility). The Revolving Credit Facility contains standard financial and restrictive covenants for facilities of this type, including covenants which, among other things, require the maintenance of specified financial ratios, restrict payment of dividends and limit the amount of capital expenditures. As of September 30, 1999, the Company's Revolving Credit Facility had an outstanding balance of approximately $7.0 million and approximately $0.5 million of letters of credit outstanding, leaving approximately $4.5 million of availability. At September 30, 1999, the Company was not in compliance with certain of its covenants related to its outstanding Senior Credit Facility. As such, all amounts due under this Senior Credit Facility have been classified as current on the accompanying consolidated balance sheet, resulting in a working capital deficit at September 30, 1999.

     Management is currently in discussions with the Senior Credit Facility lender to determine a resolution to this matter suitable to both parties. Alternatively, should the Company be unable to re-finance this debt with the Senior Credit Facility lender, management is pursuing other financing arrangements with other lenders. Ultimately, the Company's ability to generate positive cash flows depends on factors which may be beyond the Company's control. There can be no assurance that the Company will successfully negotiate a re-financing agreement with the Senior Credit Facility lender or other lenders.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RICK

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


                                                         THE GNI GROUP, INC.

Date:  November 15, 1999        /s/ Carl V Rush, Jr.     Carl V Rush, Jr.
     -----------------------    ----------------------   President and CEO




Date:  November 15, 1999        /s/ Bruce D. Tobecksen   Bruce D. Tobecksen
     -----------------------    ----------------------   Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------
  27                     Financial Data Schedule