Form 10-Q
period 1999-12-31
GNI GROUP INC /DE/
filed 2000-02-14
CIK 355269

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)
      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant's Class A voting common stock, $.01 par value per share, as of February 1, 2000 was 114,631. There were 456,799 shares outstanding of the registrant's Class B non-voting common stock, $.01 par value per share, as of February 1, 2000.

                                      INDEX
                               THE GNI GROUP, INC.


                                                                                                       Page
PART I - FINANCIAL INFORMATION                                                                         Number
                                                                                                      -------
Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  December 31, 1999 and June 30, 1999                                                    1

                  Consolidated Statements of Operations
                  Three and Six Months ended Decem-
                  ber 31, 1999 and December 31, 1998                                                     2

                  Consolidated Statements of Cash Flows
                  Six Months ended December 31, 1999
                  and December 31, 1998                                                                  3

                  Notes to Consolidated Financial
                  Statements                                                                            4-5

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                                                           6-12


Part II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                                              13

Item 2.           Changes in Securities                                                                          13

Item 3.           Defaults Upon Senior Securities                                                                13

Item 4.           Submission of Matters to a Vote
                  of Security Holders                                                                            13

Item 5.           Other Information                                                                              13

Item 6.           Exhibits and Reports on Form 8-K                                                               13

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------


THE GNI GROUP, INC.                                                                      December 31,             June 30,
                                                                                            1999                    1999
                                                                                        --------------         --------------
ASSETS

CURRENT ASSETS:
Cash                                                                                    $       51,761         $    1,597,145
Accounts receivable, less allowance of approximately $105,000
  for 12/31/99 and $279,000 for 6/30/99                                                      7,970,811              9,807,494
Deferred tax asset                                                                           1,307,323              1,307,323
Prepaid expenses and other assets                                                            1,914,157              1,226,033
                                                                                        --------------         --------------
TOTAL CURRENT ASSETS                                                                        11,244,052             13,937,995
                                                                                        --------------         --------------
PROPERTY, PLANT AND EQUIPMENT                                                               63,130,467             61,185,322
Less accumulated depreciation                                                              (28,464,981)           (25,442,639)
                                                                                        --------------         --------------
NET PROPERTY, PLANT AND EQUIPMENT                                                           34,665,486             35,742,683
                                                                                        --------------         --------------
Deferred tax asset, net                                                                      4,249,561              4,249,561
Intangible assets, net                                                                      16,071,551             16,989,285
Other assets, net                                                                            5,012,386              5,514,769
                                                                                        --------------         --------------
TOTAL ASSETS                                                                            $   71,243,036         $   76,434,293
                                                                                        ==============         ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                                                        $    5,917,022         $    3,954,237
Accrued liabilities                                                                          6,461,273              6,149,928
Current portion of long-term debt                                                            8,035,438              6,727,017
                                                                                        --------------         --------------
TOTAL CURRENT LIABILITIES                                                                   20,413,733             16,831,182
                                                                                        --------------         --------------
Accrued liabilities                                                                          1,164,187              1,676,288
Long-term debt, less current portion                                                        75,000,000             75,000,000
Series A preferred stock                                                                    18,500,000             18,500,000
                                                                                        --------------         --------------

STOCKHOLDERS' DEFICIT:
Class A common stock, $.01 par value
   Authorized 1,500,000 shares; 114,631 shares outstanding at 12/31/99 and
   at 6/30/99                                                                                    1,146                  1,146
Class B common stock, $.01 par value
   Authorized 1,500,000 shares; 456,799 shares outstanding at 12/31/99 and
   at 6/30/99                                                                                    4,568                  4,568
Additional paid-in capital                                                                   3,994,303              3,994,303
Accumulated deficit                                                                        (47,661,959)           (39,400,252)
Less cost of treasury stock (24,706 shares)                                                   (172,942)              (172,942)
                                                                                        --------------         --------------
TOTAL STOCKHOLDERS' DEFICIT                                                                (43,834,884)           (35,573,177)
                                                                                        --------------         --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $   71,243,036         $   76,434,293
                                                                                        ==============         ==============


Notes to Consolidated Financial Statements are an integral part of these statements.

NOTE: The Balance Sheet at December 31, 1999 is unaudited. The Balance Sheet at June 30, 1999 has been derived from the audited financial statements at that date.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


THE GNI GROUP, INC.                                     Three Months Ended                         Six Months Ended
                                                           December 31,                              December 31,
                                                    1999                 1998                1999                  1998
                                                ------------         ------------         ------------         ------------
REVENUES                                        $  8,377,905         $  9,024,785         $ 17,715,593         $ 17,523,903


COST AND EXPENSES:
Cost of services                                   7,204,507            4,892,548           13,435,426           10,772,770
Selling, general and administrative                1,463,244            1,119,298            2,719,901            3,190,406
Depreciation and amortization                      2,381,610            1,997,057            4,697,314            3,933,959
                                                ------------         ------------         ------------         ------------
TOTAL COST AND EXPENSES                           11,049,361            8,008,903           20,852,641           17,897,135
                                                ------------         ------------         ------------         ------------

OPERATING INCOME (LOSS)                           (2,671,456)           1,015,882           (3,137,048)            (373,232)
                                                ------------         ------------         ------------         ------------

Interest income                                        2,265               17,833                8,719               38,011
Interest expense                                   2,563,369            2,173,474            5,098,874            3,770,750
Other income                                           4,389                1,879                5,411                4,736
                                                ------------         ------------         ------------         ------------

LOSS BEFORE TAX                                   (5,228,171)          (1,137,880)          (8,221,792)          (4,101,235)
                                                ------------         ------------         ------------         ------------

Income tax (benefit)                                   6,950             (384,179)              39,915           (1,317,227)
                                                ------------         ------------         ------------         ------------

LOSS BEFORE EXTRAORDINARY ITEM                    (5,235,121)            (753,701)          (8,261,707)          (2,784,008)
                                                ============         ============         ============         ============

Extraordinary item, net of tax benefit                    --                   --                   --            3,920,936
                                                ------------         ------------         ------------         ------------

NET LOSS                                        $(5,235,121)         $   (753,701)        $ (8,261,707)        $ (6,704,944)
                                                ============         ============         ============         ============


Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


THE GNI GROUP, INC.                                                                         Six Months Ended
                                                                                              December 31,
                                                                                       1999                 1998
                                                                                   ------------         ------------
Cash flows from operating activities:
NET LOSS                                                                           $ (8,261,707)        $ (6,704,944)
Adjustments to reconcile income from
  Continuing operations to net cash provided by operating activities:
   Depreciation and amortization                                                      4,697,314            3,933,959
   Deferred taxes                                                                            --           (3,357,102)
   Write-off of deferred loan costs                                                          --            1,140,708
   Debt retirement costs                                                                     --            4,800,103
   Change in assets and liabilities, net of acquisition:
    Decrease in accounts receivable                                                   1,836,685               31,386
    Decrease in inventory                                                                    --              478,886
    Increase in prepaid expenses and other                                             (863,525)            (288,892)
    Increase (decrease) in other assets                                                  97,935             (112,290)
    Increase (decrease) in accounts payable                                           1,962,785           (1,099,522)
    Increase (decrease) in accrued liabilities                                         (392,533)           3,054,808
    Increase (decrease) in income taxes payable                                              --             (200,000)
                                                                                   ------------         ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    (923,046)           1,677,100
                                                                                   ============         ============
Cash flows from investing activities:
Increase in restricted time deposits                                                         --              (35,257)
Payment of cash in connection with business acquisition                                      --             (482,353)
Purchases of fixed assets                                                            (2,122,536)          (4,633,141)
                                                                                   ------------         ------------

NET CASH USED IN INVESTING ACTIVITIES                                                (2,122,536)          (5,150,751)
                                                                                   ============         ============
Cash flows from financing activities:
Cash proceeds from notes payable                                                        539,375              702,233
Net proceeds from issuance of Senior Notes                                                   --           72,750,000
Purchase of GNI equity                                                                       --          (50,727,953)
Equity Contribution                                                                          --           22,500,000
Deferred loan costs                                                                          --           (1,597,060)
Merger fees and expenses                                                                     --           (3,596,242)
Subordinated notes make-whole premium                                                        --           (3,590,000)
Net proceeds from revolving line                                                      1,308,421            3,086,002
Principal payments of long-term debt and notes payable                                 (347,598)         (35,903,295)
                                                                                   ------------         ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                             1,500,198            3,623,685
                                                                                   ============         ============
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (1,545,384)             150,034
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,597,145              208,257
                                                                                   ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $     51,761         $    358,291
                                                                                   ============         ============

Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE GNI GROUP, INC.                                            December 31, 1999


SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions are eliminated.

    The Consolidated Balance Sheet as of December 31, 1999 and the related Statements of Operations for the three and six month periods ended December 31, 1999 and 1998, and Statements of Cash Flows for the six month period ended December 31, 1999 and 1998 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal, recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and Notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's Annual Financial Statements and Notes.


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


                                                               WASTE           SPECIALTY
                                                             MANAGEMENT         CHEMICAL           OTHER            TOTAL
                                                            ------------      ------------      -----------      ------------
          SIX MONTHS ENDED DECEMBER 31,

          1999

          Revenues from external customers                  $ 13,709,925      $  4,005,668      $        --      $ 17,715,593
          Intersegment revenues                                  392,414                --         (392,414)               --
                                                            ------------      ------------      -----------      ------------
             Total revenues                                 $ 14,102,339      $  4,005,668      $  (392,414)     $ 17,715,593

          Net interest expense and other                         855,007           496,415        3,733,322         5,084,744
          Depreciation and amortization                        2,394,319         1,983,735          319,260         4,697,314
          Loss before taxes                                     (326,662)       (3,617,005)      (4,278,125)       (8,221,792)

          Total assets                                        38,289,346        23,308,691        9,644,999        71,243,036
          Purchases of fixed assets                            1,363,771           724,156           34,609         2,122,536

          1998

          Revenues from external customers                  $ 10,809,217      $  6,714,686      $        --      $ 17,523,903
          Intersegment revenues                                  258,541                --         (258,541)               --
                                                            ------------      ------------      -----------      ------------
             Total revenues                                 $ 11,067,758      $  6,714,686      $  (258,541)     $ 17,523,903

          Net interest expense and other                         735,604           113,169        2,879,230         3,728,003
          Depreciation and amortization                        2,049,220         1,630,109          254,630         3,933,959
          Income (loss) before taxes                            (175,765)          191,040       (4,116,510)       (4,101,235)
          Extraordinary item, net of tax                              --                --       (3,920,936)       (3,920,936)

          Total assets                                        41,618,941        26,614,739        8,310,432        76,544,112
          Purchases of fixed assets                            2,758,154         1,769,582          105,405         4,633,141


          THREE MONTHS ENDED DECEMBER 31,

          1999

          Revenues from external customers                  $  6,497,290      $  1,880,615      $        --      $  8,377,905
          Intersegment revenues                                  182,293                --         (182,293)               --
                                                            ------------      ------------      -----------      ------------
             Total revenues                                 $  6,679,583      $  1,880,615      $        --      $  8,377,905

          Net interest expense and other                         427,944           166,427        1,962,344         2,556,715
          Depreciation and amortization                        1,209,178         1,012,182          160,250         2,381,610
          Loss before taxes                                     (937,062)       (2,052,047)      (2,239,062)       (5,228,171)

          Purchases of fixed assets                            1,069,500           222,587           28,654         1,320,741

          1998

          Revenues from external customers                  $  5,570,659      $  3,454,126      $        --      $  9,024,785
          Intersegment revenues                                  122,617                --         (122,617)               --
                                                            ------------      ------------      -----------      ------------
             Total revenues                                 $  5,693,276      $  3,454,126      $  (122,617)     $  9,024,785

          Net interest expense and other                         390,725            64,175        1,698,861         2,153,761
          Depreciation and amortization                        1,050,599           806,685          139,774         1,997,058
          Income (loss) before taxes                           1,730,976           583,685       (3,452,541)       (1,137,880)

          Purchases of fixed assets                              592,894           424,239            1,395         1,018,528

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

    On September 25, 1998, a wholly-owned subsidiary of the Company, GNI Technical Services, Inc., purchased substantially all of the assets and assumed certain liabilities of Moheat, Inc. ("Moheat") for cash consideration of approximately $480,000. Moheat was engaged in the site management and disposal of hazardous waste, primarily as a contractor to the U. S. government.


RESULTS OF OPERATIONS-
FISCAL 2000 SECOND QUARTER COMPARED WITH FISCAL 1999 SECOND QUARTER

    Revenues. Consolidated revenues declined by $600,000 or 7.2% from $9.0 million in the second quarter of fiscal 1999 to $8.4 million for the comparable period of Fiscal 2000. The net decrease was attributable to (i) an increase in the Company's waste management services segment of $900,000 or 16.6% from $5.6 million in the Fiscal 1999 second quarter to $6.5 million in the second quarter of Fiscal 2000, and (ii) a decrease in revenue from the Company's specialty chemical manufacturing business segment of $1.6 million or 45.6% from $3.5 million in the Fiscal 1999 second quarter to $1.9 million in the second quarter of Fiscal 2000.

    The increase in the revenues for the waste management services segment was primarily attributable to a major increase in the service provided to the U.S. Navy for the treatment of Napalm. The contract for these services is scheduled to last for approximately 18 months. The increase in the Napalm business was partially offset by a decline in deepwell revenues caused by major repairs being performed on two of the three company owned deepwell units.

    The revenue decline for the specialty chemical manufacturing business was attributable to continued production problems caused by equipment outages and employee turnover. The continued delay in reaching optimum production levels caused the chemical plant to remain underutilized during the quarter.

    Cost of Services. Cost of service increased as a percentage of revenue from 54.2% in the second quarter of Fiscal 1999 to 86% in the second quarter of Fiscal 2000. The increase in cost of services was attributable to (i) increased cost of the waste management service segment related to processing of containerized waste for a single customer due to unforeseen handling expenses and the inefficiencies of the deepwell operation due to major maintenance activities, and, (ii) increased overtime costs in the specialty chemical manufacturing business due to high employee turnover and high equipment rental costs due to equipment failure and lack of adequate storage tankage.

    Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased as a percentage of revenues from 12.4% in the second quarter of Fiscal 1999 to 17.5% in the second quarter of Fiscal 2000. This increase was caused by the addition of four new positions in sales/customer service as well as increased consulting expenses during the quarter.

    Depreciation and Amortization Expenses. Depreciation and amortization increased by approximately $384,000 from $2.0 million in the second quarter of Fiscal 1999 to $2.38 million in the comparable period in Fiscal 2000 primarily due to the capital improvements made by the Company to its facilities in Fiscal 1999 and Fiscal 2000.

    Interest Expense. Interest expense increased by $390,000, from $2.173 million in the second quarter of Fiscal 1999 to $2.563 million in the second quarter of Fiscal 2000 due to higher borrowing levels under the Company's revolving line of credit.

    Net Loss. The Company recorded a net loss of $5.2 million of the second quarter of Fiscal 2000. In Fiscal 1999, the Company had a net loss for the comparable period of $754,000.


FISCAL 2000 SIX MONTHS COMPARED TO FISCAL 1999 SIX MONTHS

     Revenues. Consolidated revenues increased by $192,000 or 1.1% from $17.5 million for the first six months of Fiscal 1999 to $17.7 million for the first six months of Fiscal 2000. This increase was primarily attributable to (i) an increase in revenues from the Company's waste management segment of $2.9 million or 26.8% from $10.8 million in the first six months of Fiscal 1999 to $13.7 million in the comparable period for Fiscal 20000, and (ii) a decrease in revenues form the Company's specialty chemical manufacturing business of $2.7 million or 40.3% from $6.7 million in Fiscal 1999 first six months to $4.0 million for the first six months of Fiscal 2000.

     The increase in revenues from the Company's waste management business was primarily attributable to a major increase in the service provided to the U.S. Navy for the treatment of Napalm. Furthermore, the Company experienced an increase in containerized waste revenues as a result of the Moheat acquisition in September of 1998. Moheat was engaged in the site management and disposal of hazardous waste, primarily as a contractor to the U. S. Government.

     The revenue decline for the specialty chemical manufacturing business was attributable to continued production problems caused by equipment outages and employee turnover. The continued delay in reaching optimum production levels, caused the chemical plant to remain underutilized during the six months of Fiscal 2000.

     Cost of Services. Cost of services increased as a percentage of revenue from 61.5% in the first six months of Fiscal 1999 to 75.8% in the comparable period for Fiscal 2000. Included within the cost of services figure for Fiscal 1999 were non-recurring personnel reduction costs of approximately $249,000. Excluding these non-recurring costs would result in a cost of services of 60.0% in the Fiscal 1999 six month period. The increase in cost of services was attributable to (i) increased cost of the waste management service segment related to processing of containerized waste for a single customer due to unforeseen handling expenses and the inefficiences of the deepwell operation due to major maintenance activities, and (ii) increased overtime costs in the specialty chemical manufacturing business due to high employee turnover and high equipment rental costs due to equipment failure and lack of adequate storage tankage.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of revenues from 18.2% in the first six months of Fiscal 1999 to 15.4% in the comparable period for Fiscal 2000. Included within the selling, general and administrative expense figure for Fiscal 1999 were non-recurring personnel reduction costs and transaction costs of approximately $232,000 and $673,000, respectively. Excluding these non-recurring costs would result in selling, general and administrative costs of 13.0% in the first six months of Fiscal 1999. The increase in selling, general and administrative costs for the first six months of Fiscal 2000 compared to the adjusted first six months of Fiscal 1999 was attributable to additional headcount in the sales force and customer service group as well as increased consulting expenses in Fiscal 2000.

     Depreciation and Amortization Expenses. Depreciation and amortization increased by $763,000 from $3.9 million for the first six months of Fiscal 1999 to $4.7 million for the comparable period in Fiscal 2000 due to capital improvements made by the Company in its facilities in Fiscal 1999 and Fiscal 2000.

     Interest Expense. Interest expense increased by $1.3 million from $3.8 million in the first six months of Fiscal 1999 to $5.1 million in the first six months of Fiscal 2000 due to higher borrowing levels under the Company's revolving line of credit and the issuance of the $75 million 10.875% Senior Notes due 2005 in connection with the Recapitalization transaction completed by the Company on July 28, 1998.

     Net Loss. The Company recorded a net loss of $8.3 million for the first six months of Fiscal 2000. In Fiscal 1999 the Company had a net loss of $6.7 million which included an extraordinary charge in the amount of $3.9 million, net of tax benefit, in connection with the Recapitalization transaction completed in July, 1998.

    Inflation did not have a material impact on the Company's revenues or income in either the first six months of Fiscal 2000 or Fiscal 1999. Further, it is not expected that inflation will have a material impact during the remaining quarters of Fiscal 2000 for either the Company's revenues or income.


LIQUIDITY AND CAPITAL RESOURCES

    In the second six months of Fiscal 2000 the Company used approximately $923,000 in net cash from operations compared with providing approximately $1.7 million for the Fiscal 1999 period. The major cause of the decrease of approximately $2.6 million was attributable to increased net loss for the Fiscal 2000 period. This use of cash was partially offset by a decrease in accounts receivable of $1.8 million in Fiscal 2000 versus an increase in accounts receivable of $31,000 in the corresponding period of Fiscal 1999. The use of cash was also partially offset by an increase in accounts payable of $1.96 million in Fiscal 2000 versus a decrease in accounts payable of $1.1 million in Fiscal 1999.

    During the first six months of Fiscal 2000 and Fiscal 1999, the Company's net cash used in investing activities was $2.1 million and $5.1 million, respectively. For Fiscal 1999, the main components were the cash payment of approximately $480,000 made for a business acquisition during the period and capital expenditures relating to plant expansion of $4.6 million. For Fiscal 2000, the capital expenditures were reduced to $2.1 million.

    In Fiscal 2000, the net cash provided by financing activities was $1.5 million compared with $3.6 million provided in the comparable period in Fiscal 1999. The Fiscal 1999 activity included the transaction related to the Recapitalization of the Company.

    As of December 31, 1999, total debt exceeded total assets of the Company by $11.8 million.

    The Revolving Credit Facility provides for revolving loans in the aggregate amount of up to $12 million, subject to a borrowing base formula and certain asset appraisals, with a $3 million sublimit for the issuance of standby and commercial letters of credit. Availability under the Revolving Credit Facility is calculated based on a borrowing base formula tied to (i) 85% of eligible accounts receivable plus (ii) an amount based on the Company's fixed assets. Amounts borrowed under the Revolving Credit Facility will be due in full on July 31, 2001, unless extended. Until the Company provided the Lender with financial statements for the quarter ended September 30, 1998, amounts borrowed under the Revolving Credit Facility bear interest, at the option of the Company, at either
(i) the Lender's Base Rate plus 1.00% or (ii) LIBOR plus 2.75%. Thereafter, such applicable margins are subject to reduction based upon the Company's Interest Coverage Ratio (as defined in the Revolving Credit Facility.) The Revolving Credit Facility contains standard financial and restrictive covenants for facilities of this type, including covenants which, among other things, require the maintenance of specified financial ratios, restrict payments of dividends and limit the amount of capital expenditures. As of December 31, 1999 the Company's Revolving Credit Facility had an outstanding balance of approximately $8.035 million, leaving approximately $4.0 million of availability. At December 31, 1999, the Company was not in compliance with certain of its covenants related to its outstanding Senior Credit Facility. As such, all amounts due under this Senior Credit Facility have been classified as current on the accompanying consolidated balance sheet, resulting in a working capital deficit at December 31, 1999.

     The Senior Credit Facility lender has agreed not to exercise any of its remedies under the provision of the Loan Document solely based upon noncompliance with the covenants through July 1, 2000. Should the Company be unable to re-finance this debt with the Senior Credit Facility lender, management is pursuing other financing arrangements with other lenders. Ultimately, the Company's ability to generate positive cash flows depends on factors which may be beyond the Company's control. There can be no assurance that the Company will successfully negotiate a re-financing agreement with the Senior Credit Facility lender or other lenders.

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

     On September 30, 1996, the Company participated in a consolidation transaction with EMPAK, whereby EMPAK exited the third-party commercial waste management business and agreed to assist in the transfer of EMPAK's third-party commercial waste management customers to the Company. EMPAK will continue to use its facility in Deer Park, Texas, for the disposal of its own waste and the waste of its affiliates and customers of its related businesses. The Company paid EMPAK the sum of $12,000,000 at closing. Additionally, the Company has agreed to pay EMPAK $1,200,000 per year for five years in exchange for the use of EMPAK's deepwell in case of a force majeure at the Company's facilities.

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


YEAR 2000

The Company's Year 2000 remediation plan has been completed. To date, the Company has not encountered any major problems or issues internally or with third party vendors.


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

     Interest Rate Risk

     The Company's net income is affected by changes in interest rates. Assuming the Company's current level of borrowings under the Revolving Credit Facility, a 100 basis point increase in interest rates under these borrowings would decrease net income by approximately $75,000.

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

                           Exhibit 27.1  Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       THE GNI GROUP, INC.




Date:  February 14, 2000       /s/ Carl V Rush, Jr.    Carl V Rush, Jr.
     ---------------------    ----------------------   President and CEO


Date:  February 14, 2000      /s/ Bruce D. Tobecksen   Bruce D. Tobecksen
     ---------------------    ----------------------   Chief Financial Officer
                                                       (Principal Accounting
                                                       Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27.1                    Financial Data Schedule