Form 10-Q
period 2000-03-31
GNI GROUP INC /DE/
filed 2000-05-15
CIK 355269

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)
     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant's Class A voting common stock, $.01 par value per share, as of February 1, 2000 was 114,631. There were 456,799 shares outstanding of the registrant's Class B non-voting common stock, $.01 par value per share, as of April 1, 2000.

                                      INDEX
                               THE GNI GROUP, INC.


                                                                                                        Page
PART I - FINANCIAL INFORMATION                                                                         Number
------------------------------                                                                         ------
Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  March 31, 2000 and June 30, 1999                                                        1

                  Consolidated Statements of Operations
                  Three and Nine Months ended March 31,
                  2000 and March 31, 1999                                                                 2

                  Consolidated Statements of Cash Flows
                  Nine Months ended March 31, 2000
                  and March 31, 1999                                                                      3

                  Notes to Consolidated Financial
                  Statements                                                                             4-5

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                                                                     6-12

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                               13

Item 2.  Changes in Securities                                                                           13

Item 3.  Defaults Upon Senior Securities                                                                 13

Item 4.  Submission of Matters to a Vote
                  of Security Holders                                                                    13

Item 5.  Other Information                                                                               13

Item 6.  Exhibits and Reports on Form 8-K                                                                13

Item 21. Exhibits and Financial Statement Schedules                                                      13

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------


THE GNI GROUP, INC.                                                       March 31,       June 30,
                                                                            2000            1999
ASSETS
----------------------------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and time deposits                                                  $     17,686    $  1,597,145
Accounts receivable, less allowance of approximately $51,000
  for 3/31/00 and $279,000 for 6/30/99                                     7,093,813       9,807,494
Deferred Tax Asset                                                         1,307,323       1,307,323
Prepaid expenses and other assets                                          1,978,810       1,226,033

----------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                      10,397,632      13,937,995

----------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT                                             63,747,231      61,185,322
Less accumulated depreciation                                            (29,906,535)    (25,442,639)

----------------------------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                                         33,840,696      35,742,683

----------------------------------------------------------------------------------------------------
Deferred tax asset, net                                                    4,249,561       4,249,561
Intangible assets, net                                                    15,730,332      16,989,285
Other assets, net                                                          4,532,119       5,514,769

----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            $ 68,750,340    $ 76,434,293

====================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
----------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
Current portion of long-term debt                                       $ 10,010,423    $  6,727,017
Accounts payable                                                           7,006,296       3,954,237
Accrued liabilities                                                        7,083,365       6,149,928

----------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                 24,100,084      16,831,182
----------------------------------------------------------------------------------------------------

Accrued liabilities                                                        1,143,137       1,676,288
Long-term debt, less current portion                                      75,000,000      75,000,000
Series A preferred stock                                                  18,500,000      18,500,000

----------------------------------------------------------------------------------------------------
STOCKHOLDERS' DEFICIT:
Class A common stock, $.01 par value                                           1,146           1,146
   Authorized 1,500,000 shares; issued 114,631 shares at 3/31/00  and
    6/30/99
Class B common stock, $.01 par value                                           4,568           4,568
  Authorized 1,500,000 shares, 456,799 shares outstanding at 3/31/00 and 6/30/99
Additional paid-in capital                                                 3,994,303       3,994,303
Accumulated deficit                                                      (53,819,956)    (39,400,252)
Less cost of treasury stock (24,706 shares)                                 (172,942)       (172,942)

----------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                              (49,992,881)    (35,573,177)
----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $ 68,750,340    $ 76,434,293
====================================================================================================

Notes to Consolidated Financial Statements are an integral part of these statements.

NOTE: The Balance Sheet at March 31, 2000 is unaudited. The Balance Sheet at June 30, 1999 has been derived from the audited financial statements at that date.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

THE GNI GROUP, INC.                           Three Months Ended              Nine Months Ended
                                                  March 31,                       March 31,
                                             2000           1999            2000            1999
----------------------------------------------------------------------------------------------------
REVENUES                                 $  7,763,491    $ 9,497,603    $ 25,479,084    $ 27,021,506


COST AND EXPENSES:
Cost of services                            7,371,095      5,099,602      20,806,520      15,872,372
Selling, general and administrative         1,516,197      1,237,974       4,236,098       4,428,380
Depreciation and amortization               2,529,552      2,166,494       7,226,867       6,100,452

----------------------------------------------------------------------------------------------------
TOTAL COST AND EXPENSES                    11,416,844      8,504,070      32,269,485      26,401,204
----------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                    (3,653,353)       993,533      (6,790,401)        620,302
----------------------------------------------------------------------------------------------------

Interest income                                31,783         16,733          40,502          54,743
Interest expense                           (2,437,950)    (2,089,442)     (7,536,824)     (5,860,192)
Other expense                                 (97,137)       (11,459)        (91,726)         (6,724)

----------------------------------------------------------------------------------------------------
LOSS BEFORE TAX AND EXTRAORDINARY ITEM     (6,156,657)    (1,090,635)    (14,378,449)     (5,191,871)
----------------------------------------------------------------------------------------------------

Income tax expense (benefit)                    1,340       (354,378)         41,255      (1,671,605)

----------------------------------------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY ITEM             (6,157,997)      (736,257)    (14,419,704)     (3,520,266)
====================================================================================================
Extraordinary item, net of tax benefit           --             --              --         3,920,936

----------------------------------------------------------------------------------------------------
NET LOSS                                   (6,157,997)      (736,257)    (14,419,704)     (7,441,202)
====================================================================================================


Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


THE GNI GROUP, INC.                                             Nine Months Ended
                                                                    March 31,
                                                              2000             1999
----------------------------------------------------------------------------------------
Cash flows from operating activities:
NET LOSS                                                  $(14,419,704)   $ (7,441,202)
Adjustments to reconcile loss from
  continuing operations to net cash provided
  by operating activities:
  Depreciation and amortization                              7,226,867       6,100,452
  Deferred taxes                                                  --        (3,717,980)
   Write-off of deferred loan costs                               --         1,140,708
   Debt retirement costs                                          --         4,800,103
  Change in assets and liabilities, net of acquisition:
    Decrease (increase) in accounts receivable               2,713,681      (2,150,520)
    Decrease in inventory                                         --           478,886
    Increase in prepaid expenses and other                  (1,041,186)       (242,581)
    Decrease (increase) in other assets                        152,037        (126,568)
    Increase (decrease) in accounts payable                  3,052,059        (569,926)
    Increase (decrease) in accrued liabilities                 352,343         (50,903)
    Decrease in income taxes payable                              --          (200,000)

----------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                       (1,963,903)     (1,979,531)

========================================================================================

Cash flows from investing activities:
Increase in restricted time deposits                              --           (50,257)
Payment of cash in connection with business acquisition           --
                                                                              (482,353)
Purchases of fixed assets                                   (2,946,906)     (5,696,836)

----------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                       (2,946,906)     (6,229,446)

========================================================================================

Cash flows from financing activities:
Cash proceeds from notes payable                               539,375         702,233
Net proceeds from issuance of Senior Notes                        --        72,750,000
Purchase of GNI equity                                            --       (50,727,953)
Equity Contribution                                               --        22,500,000
Deferred loan costs                                               --        (1,772,581)
Merger fees and expenses                                          --        (3,596,242)
Subordinated notes make-whole premium                             --        (3,590,000)
Net proceeds from revolving line                             3,283,406       8,326,421
Principal payments of long-term debt and notes payable        (491,431)    (36,075,059)

----------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    3,331,350       8,516,819

========================================================================================
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (1,579,459)        307,842
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             1,597,145         208,257

----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $    17,686    $    516,099

========================================================================================


Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE GNI GROUP, INC.                                               March 31, 2000


SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions are eliminated.

    The Consolidated Balance Sheet as of March 31, 2000 and the related Statements of Operations for the three and nine month periods ended March 31, 2000 and 1999, and Statements of Cash Flows for the nine month period ended March 31, 2000 and 1999 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal, recurring items. Interim results are not necessarily indicative of results for a full year. The financial statements and Notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's Annual Financial Statements and Notes.

Liquidity

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2000, the Company was not in compliance with certain of its covenants related to its outstanding Senior Credit Facility and had incurred substantial losses and negative cash flows from operation for the nine months ended March 31, 2000. Because of the noncompliance, all amounts due under the Senior Credit Facility have been classified as current on the accompanying consolidated balance sheet.

         The Senior Credit Facility lender has agreed not to exercise any of its remedies under the provision of the Loan Document solely based upon noncompliance with certain covenants through July 1, 2000. The Company is pursuing alternate financing arrangements with other lender, but there can be no assurance that the Company will successfully negotiate a refinancing agreement. In the event that alternative financing is not obtained by July 1, 2000, the Company anticipates it would be in default with respect to its Senior Credit Facility which would also create a default under the indenture related to the Senior Notes.

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


                                              WASTE         SPECIALTY
        NINE MONTHS ENDED MARCH 31,         MANAGEMENT       CHEMICAL         OTHER          TOTAL
                                           ------------    ------------    -----------    ------------

        2000

        Revenues from external customers   $ 20,046,730    $  5,432,354    $      --      $ 25,479,084
        Intersegment revenues                   768,908            --         (768,908)           --
                                           ------------    ------------    -----------    ------------
           Total revenues                  $ 20,815,638    $  5,432,354    $  (768,908)   $ 25,479,084

        Net interest expense and other        1,291,338         684,322      5,612,388       7,588,048
        Depreciation and amortization         3,605,738       2,999,777        621,352       7,226,867
        Loss before taxes                    (1,666,736)     (6,394,525)    (6,317,188)    (14,378,449)

        Total assets                         37,007,210      22,451,742      9,291,388      68,750,340
        Purchases of fixed assets             2,084,917         817,178         44,811       2,946,906

        1999

        Revenues from external customers   $ 17,044,603    $  9,976,903    $      --      $ 27,021,506
        Intersegment revenues                   482,637            --         (482,637)           --
                                           ------------    ------------    -----------    ------------
           Total revenues                  $ 17,527,240    $  9,976,903    $  (482,637)   $ 27,021,506

        Net interest expense and other        1,032,532         147,001      4,632,640       5,812,173
        Depreciation and amortization         3,204,399       2,487,707        408,346       6,100,452
        Income (loss) before taxes              564,231         399,470     (6,155,572)     (5,191,871)
        Extraordinary item, net of tax             --              --       (3,920,936)     (3,920,936)

        Total assets                         41,720,474      27,716,236      8,883,685      78,320,395
        Purchases of fixed assets             3,142,082       2,449,335        105,419       5,696,836


        THREE MONTHS ENDED MARCH 31,

        2000

        Revenues from external customers   $  6,336,805    $  1,426,686    $      --      $  7,763,491
        Intersegment revenues                   227,358            --         (227,358)           --
                                           ------------    ------------    -----------    ------------
           Total revenues                  $  6,564,163    $  1,426,686    $  (227,358)   $  7,763,491

        Net interest expense and other          436,331         187,907      1,879,066       2,503,304
        Depreciation and amortization         1,211,418       1,016,042        302,092       2,529,552
        Loss before taxes                    (1,340,074)     (2,777,520)    (2,039,063)     (6,156,657)

        Purchases of fixed assets               721,145          93,022         10,202         824,369

        1999

        Revenues from external customers   $  6,235,386    $  3,262,217    $      --      $  9,497,603
        Intersegment revenues                   224,096            --         (224,096)           --
                                           ------------    ------------    -----------    ------------
           Total revenues                  $  6,459,482    $  3,262,217    $  (224,096)   $  9,497,603

        Net interest expense and other          296,926          33,832      1,753,410       2,084,168
        Depreciation and amortization         1,150,984         861,794        153,716       2,166,494
        Income (loss) before taxes              739,997         208,430     (2,039,062)     (1,090,635)

        Purchases of fixed assets               383,928         679,753             14       1,063,695

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


RESULTS OF OPERATIONS-
FISCAL 2000 THIRD QUARTER COMPARED WITH FISCAL 1999 THIRD QUARTER

    Revenues. Consolidated revenues declined by $1.7 million or 18.3% from $9.5 million in the third quarter of Fiscal 1999 to $7.8 million for the comparable period of Fiscal 2000. The net decrease was attributable to (i) an increase in the Company's waste management service segment of $100,000 or 1.6% from $6.2 million in the Fiscal 1999 third quarter to $6.3 million in the third quarter of Fiscal 2000, and (ii) a decrease in revenue from the Company's specialty chemical manufacturing business segment of $1.8 million or 56.3% from $3.2 million in the Fiscal 1999 third quarter to $1.4 million in the third quarter of Fiscal 2000.

     The increase in the revenues for the waste management service segment was attributable to a major increase of $1.2 million in the service provided to the U.S. Navy for the treatment and disposal of napalm. The contract for these services is scheduled to last until June, 2001. The increase in the napalm business was offset by a decline in deepwell revenues caused by a lack of demand for this service and the maintenance outage of one of the three company owned deepwell units for one-half of the third quarter in Fiscal 2000.

     The revenue decline for the specialty chemical manufacturing business was attributable to a lack of demand for the Company's distillation services. Furthermore, chemical manufacturing revenues were benefited in the Fiscal 1999 third quarter by the sale and assignment of a long-term supply agreement owned by the Company. This sale contributed approximately $1.1 million to the third quarter revenue in Fiscal 1999.

    Cost of Services. Cost of services increased as a percent of revenues from 53.7% during the third quarter of Fiscal 1999 to 94.9% in the third quarter of Fiscal 2000. The increase in cost of services was attributable to (i) a significant increase in the deepwell operating costs related to the deepwell outage. During the period, the deepwells experienced high maintenance costs and offsite disposal costs related to the well work-over, and (ii) a significant increase in the cost of services for chemical manufacturing related to equipment rental and offsite waste disposal caused by the deepwell outage.

    Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased as a percentage of revenues from 13.0% in the third quarter of Fiscal 1999 to 19.5% in the comparable period of Fiscal 2000. This increase was caused by the addition of four new positions in sales/customer service as well as increased consulting and legal expense in Fiscal 2000.

    Depreciation and Amortization Expenses. Depreciation and amortization increased by approximately $363,000, from $2.2 million in the third quarter of Fiscal 1999 to $2.5 million in the third quarter of Fiscal 2000 primarily due to capital improvements made by the Company to its facilities in Fiscal 1999 and Fiscal 2000.

    Interest Expense. Interest expense increased by $349,000 from $2.1 million in the third quarter of Fiscal 1999 to $2.4 million in the comparable quarter of Fiscal 2000 due to higher borrowing levels under the Company's revolving line of credit and higher interest rate on those borrowings due to the forbearance agreement with the Company's lender.

    Net Loss. The Company recorded a net loss of $6.2 million for the third quarter of Fiscal 2000. In Fiscal 1999, the Company had a net loss for the comparable period of $736,000.


FISCAL 2000 NINE MONTHS COMPARED TO FISCAL 1999 NINE MONTHS

    Revenues. Consolidated revenues decreased by $1.5 million, or 5.7%, from $27.0 million for the first nine months of Fiscal 1999 to $25.5 million for the first nine months of Fiscal 2000. This net decrease was primarily attributable to (i) an increase in revenues from the Company's waste management segment of $3.0 million or 17.6% from $17.0 million in the first nine months of Fiscal 1999 to $20.0 million in the comparable period for Fiscal 2000, and (ii) a decrease in revenues from the Company's specialty chemical manufacturing business of $4.5 million or

45.6% from $10.0 million in Fiscal 1999 nine months to $5.4 million for the first nine months of Fiscal 2000.

    The increase in revenues from the Company's waste management business was primarily attributable to a major increase in service provided to the U.S. Navy for the treatment and disposal of napalm. Furthermore, the Company experienced an increase in containerized waste revenues as a result of the Moheat acquisition in September of 1998. Moheat was engaged in the site management and disposal of hazardous waste, primarily as a contractor to the U.S. Government.

    The revenue decline for the specialty chemical manufacturing business was attributable to production problems caused by equipment outages and employee turnover. The continued delay in reaching optimum product levels, caused the chemical plant to remain underutilized during the nine months of Fiscal 2000. Furthermore, customer demand for distillation tolling service was extremely weak during Fiscal 2000 due to competitive pressures.

    Cost of Services. Cost of services increased as a percent of revenues from 58.7% in the first nine months of Fiscal 1999 to 81.7% in the comparable period for Fiscal 2000. Included within the cost of services figure for Fiscal 1999 were non-recurring personnel reduction costs of approximately $249,000. Excluding these non-recurring costs would result in a cost of services of 57.8% in the Fiscal 1999 nine month period. The increase in cost of services was attributable to (i) increased cost of the waste management service segment related to processing of containerized waste for a single customer due to unforeseen handling expenses and the inefficiencies of the deepwell operation due to major maintenance activities, and (ii) increased overtime costs in the specialty chemical manufacturing business segment due to high employee turnover, high equipment rental costs due to equipment failure and lack of adequate storage tankage, and offsite waste disposal cost caused by the deepwell outage.

    Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased as a percentage of revenues from 16.4% in the first nine months of Fiscal 1999 to 16.6% in the comparable period for Fiscal 2000. Included within the selling, general and administrative expense figure for Fiscal 1999 were non-recurring personnel reduction costs and transaction costs of approximately $232,000 and $673,000, respectively. Excluding these non-recurring costs would result in selling, general and administrative costs of 13.0% in the first nine months of Fiscal 1999. The increase in selling, general and administrative costs for the first nine months of Fiscal 2000 compared to the adjusted first nine months of Fiscal 1999 was attributable to additional headcount in the sales force and customer service group as well as increased consulting expenses in Fiscal 2000.

    Depreciation and Amortization Expenses. Depreciation and amortization increased by $1.1 million from $6.1 million for the first nine months of Fiscal 1999 to $7.2 million for the comparable period in Fiscal 2000 due to capital improvements made by the Company in its facilities in Fiscal 1999 and Fiscal 2000.

    Interest Expense. Interest expense increased by $1.7 million from $5.9 million in the first nine months of Fiscal 1999 to $7.5 million in the first nine months of Fiscal 2000 due to higher borrowing levels under the Company's revolving line of credit and the issuance of the $75 million 10.875% Senior Notes due 2005 in connection with the recapitalization transaction completed by the Company on July 28, 1998.

    Net Loss. The Company recorded a net loss of $14.4 million for the first nine months of Fiscal 2000. In Fiscal 1999, the Company had a net loss of $7.4 million which included an extraordinary charge in the amount of $3.9 million, net of tax benefit, in connection with the recapitalization transaction completed in July, 1998.

    Inflation did not have a material impact on the Company's revenues or income in either the first nine months of Fiscal 2000 or 1999. Further, it is not expected that inflation will have a material impact during for the last quarter of Fiscal 2000 for either the Company's revenues or income.


LIQUIDITY AND CAPITAL RESOURCES

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2000, the Company was not in compliance with certain of its covenants related to its outstanding Senior Credit Facility and had incurred substantial losses and negative cash flows from operation for the nine months ended March 31, 2000. Because of the noncompliance, all amounts due under the Senior Credit Facility have been classified as current on the accompanying consolidated balance sheet.

     The Senior Credit Facility lender has agreed not to exercise any of its remedies under the provision of the Loan Document solely based upon noncompliance with certain covenants through July 1, 2000. The company is pursuing alternate financing arrangements with other lenders, but there can be no assurance that the Company will successfully negotiate a refinancing agreement. In the event that alternative financing is not obtained by July 1, 2000, the Company anticipates it would be in default with respect to its Senior Credit Facility which would also create a default under the indenture related to the Senior Notes.

    In the first nine months of Fiscal 2000 the Company used approximately$2.0 million in net cash from operations compared with the use of $2.0 million for the Fiscal 1999 period. In the Fiscal 2000 nine month period, the net loss from operations was partially offset by $7.2 million of depreciation and amortization, a decrease in accounts receivable of $2.7 million and an increase in accounts payable of $3.0 million. In the first nine months of Fiscal 1999 the net loss from operations was reduced by $6.1 million of depreciation and amortization and non-cash charges net of taxes of $2.2 million. Increases in accounts receivable and accounts payable of $2.1 million and $570,000, respectively utilized cash for operating activities.

    During the first nine months of Fiscal 2000 and Fiscal 1999, the Company's net cash used in investing activities was $2.9 million and $6.2 million, respectively. The main component of cash used in investing activity in both periods was capital expended for fixed assets.

    In Fiscal 2000, the net cash provided by financing activities was $3.3 million compared with $8.5 million in the comparable period in Fiscal 1999. Financing activity in Fiscal 2000 was primarily related to an increase in amounts drawn on the Company's revolving line of credit. The Fiscal 1999 activity included the transactions related to the recapitalization of the Company.

    As of March 31, 2000, total debt exceeded total assets of the Company by $16.3 million.

    The Revolving Credit Facility provides for revolving loans in the aggregate amount of up to $12 million, subject to a borrowing base formula and certain asset appraisals, with a $3 million sublimit for the issuance of standby and commercial letters of credit. Availability under the Revolving Credit Facility is calculated based on a borrowing base formula tied to (i) 85% of eligible accounts receivable plus (ii) an amount based on the Company's fixed assets. Amounts borrowed under the Revolving Credit Facility will be due in full on July 31, 2001, unless extended. The current rate of interest under the Revolving Credit Facility is the Lenders base rate plus 3%. The Revolving Credit Facility contains standard financial and restrictive covenants for facilities of this type. As of March 31, 2000 the Company's Revolving Credit Facility had an outstanding balance of approximately $10 million leaving approximately $2.0 million of availability. At March 31, 2000, the Company was not in compliance with certain of its covenants related to its outstanding Senior Credit Facility. As such, all amounts due under this Senior Credit Facility have been classified as current on the accompanying consolidated balance sheet, resulting in a working capital deficit at March 31, 2000.

     On September 30, 1996, the Company participated in a consolidation transaction with EMPAK Inc. ("EMPAK"), whereby EMPAK exited the third-party commercial waste management business and agreed to assist in the transfer of EMPAK's third-party commercial waste management customers to the Company. EMPAK will continue to use its facility in Deer Park, Texas, for the disposal of its own waste and the waste of its affiliates and customers of its related businesses. The Company paid EMPAK the sum of $12,000,000 at closing. Additionally, the Company has agreed to pay EMPAK $1,200,000 per year for five years in exchange for the use of EMPAK's deepwell in case of a force majeure at the Company's facilities.

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

     Interest Rate Risk

     The Company's net income is affected by changes in interest rates. Assuming the Company's current level of borrowings under the Revolving Credit Facility, a 100 basis point increase in interest rates under these borrowings would decrease net income by approximately $100,000.

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


                                                                           THE GNI GROUP, INC.

Date:       May 15, 2000            /s/ CARL V RUSH, JR.
     ---------------------------    -------------------------              Carl V Rush, Jr.
                                                                           President and CEO


Date:       May 15, 2000            /s/ BRUCE D. TOBECKSEN
     ---------------------------    -------------------------              Bruce D. Tobecksen
                                                                           Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION
-----------                -----------
    27                     Financial Data Schedule